Form 10QSB
period 2006-08-31
ITONIS INC.
filed 2006-10-17
CIK 1360184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended August 31, 2006

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-52201

ITONIS INC.
(Name of small business issuer as specified in its charter)

NEVADA	20-3885298
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Klimentska 10, 110 00 Praque 1, Czech Republic
(Address of principal executive offices)

+420 296 578 180
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,477,327 shares of common stock as of October 16, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ITONIS INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
August 31, 2006

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our ITonis video solution, our ability to successfully market our ITonis video solution, our ability to continue development and upgrades to the ITonis video solution, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on May 12, 2006, as amended, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of ITonis Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at August 31, 2006 (unaudited) and November 30, 2005 (audited)	F-1

Interim Consolidated Statements of Changes in Stockholders’ Equity for the period from incorporation (July 5, 2005) to August 31, 2006	F-2

Interim Consolidated Statements of Operations for the three months and nine months ended August 31, 2006 and for the period from incorporation (July 5, 2005) to August 31, 2006	F-3

Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2006 and for the period from incorporation (July 5, 2005) to August 31, 2006	F-4

Notes to Interim Consolidated Financial Statements	F-5

ITONIS INC.

(Formerly Kenshou Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

US FUNDS

(Unaudited)

ITonis Inc.	Statement 1
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
US Funds

		As at
		November 30,
	As at	2005
	August 31,	(Audited)
	2006	(Restated –
ASSETS	(Unaudited)	Note 10)
Current
Cash	$11,800	$164,550
Prepaid expenses	42,311	-
	54,111	164,550

Equipment (Note 3)	55,300	29,442
	$109,411	$193,992

LIABILITIES
Current
Accounts payable	$134,354	$36,324
Accrued liabilities	14,165	15,801
Due to related parties (Note 7c and e)	146,702	31,332
	295,221	83,457

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 9)
Common stock
Authorized:
100,000,000 common shares with $0.001 par value
Issued, allotted and fully paid:
22,527,327 common shares (15,738,763 –
November 30, 2005) - Statement 2	22,528	15,739
Additional paid-in capital - Statement 2	2,355,728	661,274
Preferred stock
Authorized:
5,000,000 preferred shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Gain - Statement 2	329	-
Deficit – Accumulated during the development stage -
Statement 2	(2,564,395)	(566,478)
	(185,810)	110,535
	$109,411	$193,992

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
US Funds
(Unaudited)

				Deficit
				Accumulated		Total
	Common Stock		Additional	During the	Accumulated	Stockholders'
			Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Gain	(Deficiency)

Founder shares issued for cash at
$0.002 per share on July 8, 2005	250,000	$250	$250	$-	$-	$500
Shares issued for cash at $0.02 per
share on September 14, 2005	4,000,000	4,000	76,000	-	-	80,000
Shares issued for cash at $0.10 per
share on November 16, 2005	1,488,763	1,489	147,387	-	-	148,876
Shares issued for acquisition of
software at $0.045 per share on
November 16, 2005 (Note 4a)	10,000,000	10,000	437,637	-	-	447,637
Loss for the period	-	-	-	(566,478)	-	(566,478)
Balance - November 30, 2005
(Audited) (Restated – Note 10)	15,738,763	15,739	661,274	(566,478)	-	110,535
Shares issued for acquisition of
intellectual property at $0.25 per
share on February 7, 2006 (Note 4b)	6,000,000	6,000	1,494,000	-	-	1,500,000
Shares issued for cash at $0.25 per
share on April 10, 2006	738,564	739	183,902	-	-	184,641
Shares allotted for consulting services at
$0.25 per share	50,000	50	12,450	-	-	12,500
Stock-based compensation	-	-	4,102	-	-	4,102
Loss for the period	-	-	-	(1,997,917)	-	(1,997,917)
Foreign currency translation adjustment	-	-	-	-	329	329

Balance – August 31, 2006 (Unaudited)	22,527,327	$22,528	$2,355,728	$(2,564,395)	$329	$(185,810)

- See Accompanying Notes -

ITonis Inc.	Statement 3
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)

			From	From
	For the	For the	Incorporation	Incorporation
	Three Months	Nine Months	(July 5, 2005)	(July 5, 2005)
	Ended	Ended	to	to
	August 31,	August 31,	August 31,	August 31,
	2006	2006	2005	2006
Sales	$24,351	$24,351	$-	$24,351
Cost of Sales	9,424	9,424	-	9,424
Gross Profit	14,927	14,927	-	14,927
General and Administrative Expenses
Intellectual property (Note 4)	-	1,500,000	-	1,947,637
Salaries & wages	90,652	198,435	-	198,435
Marketing and distribution	-	120,000	-	120,000
Consulting	31,901	53,337	-	53,337
Legal	16,633	49,760	-	61,552
Audit and accounting	19,371	39,995	-	104,459
Office and rent	5,975	22,627	-	23,250
Depreciation	5,896	14,893	-	15,734
Software development costs	-	13,814	-	54,935
Filing fees	2,365	9,820	-	9,820
Bad debts	9,789	9,789	-	9,789
Foreign exchange loss	4,811	4,811	-	4,811
Investor relations	2,287	2,287	-	2,287
	189,680	2,039,568	-	2,606,046

Loss from Operations	(174,753)	(2,024,641)	-	(2,591,119)

Income
Other income (Note 7d)	4,974	26,724	-	26,724

Loss for the Period	$(169,779)	$(1,997,917)	$-	$(2,564,395)

Loss per Share - Basic and Diluted	$(0.01)	$(0.10)	$-

Weighted Average Shares Outstanding	22,477,327	20,613,269

Comprehensive Loss
Loss for the period	$(169,779)	$(1,997,917)	$-	$(2,564,395)
Foreign currency translation adjustment	820	329	-	329

Total Comprehensive Loss for the Period	$(168,959)	$(1,997,588)	$-	$(2,564,066)

Comprehensive Loss per Share	$(0.01)	$(0.10)	$-

- See Accompanying Notes -

ITonis Inc.	Statement 4
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)

	For the Nine	From	From
	Months	Incorporation	Incorporation
	Ended	(July 5, 2005) to	(July 5, 2005) to
	August 31,	August 31,	August 31,
	2006	2005	2006
Operating
Loss for the period	$(1,997,917)	$-	$(2,564,395)
Items not involving an outlay of cash:
Bad debts	9,789	-	9,789
Depreciation	14,893	-	15,734
Stock-based compensation included in
wages	4,102	-	4,102
Shares allotted for services included in
investor relations	1,287	-	1,287
Intellectual property	1,500,000	-	1,947,637
Changes in non-cash working capital items:
Due from related party	(9,789)	-	(9,789)
Prepaid expenses	(31,098)	-	(31,098)
Accounts payable	98,030	-	134,354
Accrued liabilities	(1,636)	-	14,165
Due to related parties	115,370	10	146,702
	(296,969)	10	(331,512)

Investing
Purchase of equipment	(36,925)	-	(67,208)
	(36,925)	-	(67,208)

Financing
Share issuances for cash	184,641	500	414,017
	184,641	500	414,017

Effect of exchange rate translation adjustments	(3,497)	-	(3,497)

Net Increase (Decrease) in Cash	(152,750)	510	11,800
Cash - Beginning of period	164,550	-	-
Cash - End of Period	$11,800	$510	$11,800

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Supplemental Schedule of Non-Cash
Investing and Financing Transactions
Stock-based compensation included in wages	$4,102	$-	$4,102
Shares issued for intellectual property	$1,500,000	$-	$1,947,637
Shares allotted for services	$12,500	$-	$12,500
Effect of exchange rate changes on equipment	$3,826	$-	$3,826

- See Accompanying Notes -

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2006
US Funds
(Unaudited)

1.	Organization and Going Concern

Organization

ITonis Inc. (formerly Kenshou Inc.) (the "Company" or “ITonis”) was incorporated on July 5, 2005 as Kenshou Inc. under the laws of the State of Nevada. On December 2, 2005, the Company changed its name to ITonis Inc.

The Company intends to be a provider of video solution and services for video content owners and distributors. Its goal is to facilitate the distribution of video content by providing an electronic channel for distribution based on on-demand services. The Company intends to position itself as a service/platform provider for the delivery of such content.

As a platform provider, the Company will offer video content distributors (ISP, Mobile operators, Cable operator) a modular platform with Value Added Services such as IPTV, Video on Demand, and TV in the Past. The platform varies in size and the business model can be adapted to the customer needs. Outsourced services include content for small ISPs to full-scale deployment for millions of subscribers.

As a Service provider, the Company will deploy video services on the customers’ network. It will be able to integrate any video solutions into any network.

Going Concern and Liquidity Considerations

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended November 30, 2006.

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at August 31, 2006, the Company has a working capital deficiency of $241,110, an accumulated deficit of $2,564,395 and has incurred an accumulated operating cash flow deficit of $331,512 since incorporation. The Company intends to continue funding operations through sales, debt, and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

Thereafter, the Company will be required to seek additional funds, either through sales, debt, and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. In response to these conditions, management intends to raise additional funds through future debt agreement and private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2006
US Funds
(Unaudited)

2.	Significant Accounting Policies

These unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual consolidated financial statements, except as noted below. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as at November 30, 2005.

Basis of Consolidation

On November 25, 2005, the Company incorporated a wholly owned subsidiary in the Czech Republic named Itonis CZ s.r.o. (“ITonis CZ”) for the purposes of operating the Company’s development offices.

These unaudited consolidated financial statements include the accounts of both companies since their respective incorporation dates. All intercompany balances and transactions have been eliminated.

Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before March 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to March 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2006
US Funds
(Unaudited)

3.	Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
			August 31,	November 30,
		Accumulated	2006	2005
	Cost	Depreciation	(Unaudited)	(Audited)
Office equipment and furniture	$67,208	$(15,734)	$51,474	$29,442
Effect of exchange rate
changes on equipment	4,615	(789)	3,826	-
	$71,823	$(16,523)	$55,300	$29,442

4.	Software Costs

a)

By agreement dated October 1, 2005, the Company acquired from an unrelated party (“Onyx”), the TV Everywhere Technology (“intellectual property”) by issuing 10,000,000 common shares. This resulted in Onyx having approximately 64% of the Company. The value assigned to the 10,000,000 common shares was $447,637 being the historical cost to Onyx (Note 10). This is in accordance with SAB Topic 5G as Onyx has retained a substantial indirect interest in the technology that was transferred. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

b)

By agreement dated January 31, 2006, the Company acquired from an unrelated party, all rights, title and interest in and to the intellectual property relating to FTH Broadband technology known as the “NVE Fiber Middleware Administration Architecture” in exchange for 6,000,000 common shares of the Company. The intellectual property right was assigned to the Company on February 7, 2006.

The value assigned to the 6,000,000 common shares was $1,500,000 being equal to the most recent share transaction of the Company of $0.25 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

5.	Marketing and Distribution Consulting Service Agreement

The Company entered into a two-year consulting service agreement dated January 1, 2006 with a company (the “Agent”) with a significant interest in the Company. Under the terms of the agreement, the Company granted the Agent with the exclusive rights in Denmark and non-exclusive rights in Europe and Greenland, to market and distribute the Company’s services and products. The Agent also agreed to provide the Company the services of one of its employee for the duration of this agreement, to act as Commercial Director of the Company and to provide such services to the Company in accordance with a job description to be agreed in writing between the parties. The Company agreed to pay the Agent, the greater of 40% of the net profits resulting from the sale of services and products or $30,000 per month. Either party may, at any time, give three month’s advance written notice of termination of this agreement. As at August 31, 2006, $120,000 has been accrued in these unaudited interim consolidated financial statements for marketing and distribution fees payable under this agreement (Note 7c).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2006
US Funds
(Unaudited)

5.	Marketing and Distribution Consulting Service Agreement - Continued

During the quarter, the Company executed a letter agreement with the Agent confirming that the provision of the agreement relating to the services of the Commercial Director has been terminated and the only obligation in respect of such services is the $120,000 previously accrued and that no further payments are required under the agreement except for payment of the 40% commission.

6.	Segmented Information

Details on a geographic basis as at August 31, 2006 are as follows:

	ITonis CZ	ITonis Inc.
	Czech	U.S.A.	Total
Assets	$85,380	$24,031	$109,411
Loss for the period	$(253,146)	$(1,744,771)	$(1,997,917)

Details on a geographic basis as at November 30, 2005 are as follows:

	ITonis CZ	ITonis Inc.
	Czech	U.S.A.	Total
Assets	$39,812	$154,180	$193,992
Loss for the period	$(1,798)	$(564,680)	$(566,478)

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

	a)	During the year ended November 30, 2005, the Company issued 250,000 founder shares to a former director of the Company for cash proceeds of $500.

b)

During the year ended November 30, 2005, the Company purchased $30,283 worth of office furniture and equipment from a separate company who has a director in common with the Company. The office furniture and equipment were valued at the estimated fair market value at the date of purchase. The original cost to the related company was approximately $33,000

	c)	The amount due to related parties consists of

		i)	$120,000 of non-interest bearing, due on demand accrued fees owing to a separate company who holds a significant interest in the Company.

		ii)	400,000 CZK ($18,236) loan from a director and officer of the Company. The loan is evidenced by a promissory note, is unsecured and non-interest bearing and payable on demand.

		iii)	$8,466 of accrued salaries owed to directors or officers of the Company.

	d)	During the period ended August 31, 2006, consulting fees of $16,273 were charged to a separate company who has a director in common with the Company. This revenue is included in other income.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2006
US Funds
(Unaudited)

7.	Related Party Balances and Transactions - Continued

e)

During the period, the Company paid $13,814 (2005 - $41,121) for software development costs to a separate company who has a director in common with the Company. Of this, $Nil (2005 - $31,332) remains unpaid at period end. This amount was non-interest bearing and due on demand.

f)

During the period, management determined an account receivable in the amount of $9,789 from a separate company who has a director in common with the Company to be uncollectible and therefore has written off this receivable to bad debts.

These transactions were incurred in the normal course of operations and were measured at the exchange amount of consideration established and agreed to by the related parties.

8.	Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $356,425, which may be carried forward until 2025 and used to reduce taxable income of future years and net operating losses for Czech income tax purposes of approximately $254,944, which may be carried forward until 2011 and used to reduce taxable income of future years.

Details of future income tax assets:

	August 31,	November 30,
Future income tax assets:	2006	2005
Non-capital tax loss	$182,371	$69,500
Valuation allowance	(182,371)	(69,500)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

9.	Capital Stock

a)

Effective June 15, 2006, the board of directors approved the consolidation of the Company’s issued and outstanding shares of common stock on the basis of one new share of common stock for each old two shares of common stock of the Company. Pursuant to SAB Topic 4c, all common share information presented in these financial statements is retroactively presented on a post-consolidation basis, including all share amounts and per share prices.

b)

During the period, the Company entered into a five-month investor relations consulting agreement with an unrelated party for consideration of $12,000 and 50,000 common shares, valued at $12,500. Of the share amount, $1,287 was expensed during the period, and the remaining $11,213 was classified as prepaid expense, which will be expensed as incurred during the subsequent periods.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2006
US Funds
(Unaudited)

9.	Capital Stock - Continued

	c)	Share Purchase Options

The Company has established a share purchase option plan whereby the board of directors may, from time to time, grant options to directors, officers, employees or consultants. Options granted must be exercised no later than ten years from the date of grant or such lesser period as determined by the Company’s board of directors, and are subject to vesting provisions unless the directors of the Company determine otherwise. The exercise price of an option is equal to or greater than 85% of the fair market value of the common stock on the grant date.

On June 16, 2006, the Company granted employees of the Company options to purchase up to 500,000 common shares of the Company at an exercise price of $0.80 per share on or before June 16, 2009. These options have an estimated value of $30,875 on the grant date.

The options granted during the nine months ended August 31, 2006 were valued at $30,875 using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	77%
Risk-free interest rate	4.88%
Expected life of options	3 years

Because the shares of the Company have not begun trading on any recognized stock exchange, there is no trading history to establish the expected volatility. The Company has used the average volatility for three companies in the same industry or considered to be comparable. The weighted average fair value of the options granted was $0.06.

Option pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

10.	Restatement

The consolidated financial statements for the period ended November 30, 2005 have been restated to properly reflect the value assigned to the intellectual property acquired by the Company on October 1, 2005 (Note 4a) from $1,000,000 to $447,637.

The 10,000,000 shares issued to acquire the intellectual property were re-valued from $0.10 to $0.045 per share to reflect Onyx’s historical cost of $447,637 in relation to developing the intellectual property.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2006
US Funds
(Unaudited)

10.	Restatement - Continued

The effects of the restatement on the financial statements are as follows:

	From
	Incorporation	From
	(July 5,	Incorporation
	2005)	(July 5,
	to	2005)
	November 30,	to
	2005	November 30,
	(Prior to	2005
	restatement)	(Restated)
Loss for the period	$(1,118,841)	$(566,478)
Loss per share – Basic and diluted	$(0.16)	$(0.08)
Deficit – Accumulated during the development stage	$(1,118,841)	$(566,478)
Shares issued for acquisition of intellectual property	$1,000,000	$447,637

11.	Subsequent Event

Subsequent to the period-end, the Company is in the process of negotiating a subscription agreement with a private investor for the purchase of 66,667 units at a price of $1.50 per unit, for total proceeds of $100,000 (received). Each unit is comprised of one (1) share of our common stock, two and one-half (2.5) Series A share purchase warrants and five (5) Series B share purchase warrants. Each Series A share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $1.50 per share for a period of six months from the date of purchase of the units. Each Series B share purchase warrant will only vest in the event the Series A warrants are exercised in full and, upon vesting, will entitle the holder to purchase one additional share of our common stock at a price of $1.50 per share for a period of six months from the date of purchase of exercise of the Series A warrants. There is no assurance that any of the Series A or Series B share purchase warrants will be exercised.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended August 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended August 31, 2006.

Overview of Our Business

We are the owner of a suite of proprietary software applications that we refer to as the “ITonis video solution”. We are engaged in the business of commercializing the ITonis video solution. The ITonis video solution enables the on-demand delivery of video content, including television channels and videos, to consumers via broadband Internet for viewing on the consumer’s television.

Our business plan is to market and sell the ITonis video solution as a technology solution that will enable the on-demand delivery of video content via the Internet. The ITonis video solution is one of three components that are essential to the on-demand delivery of video content via broadband Internet, namely:

  the intellectual property rights to distribute the video content;

  a set-top box located near the consumer’s television that is connected to broadband Internet; and

  a technology solution that enables the on-demand delivery of the video content to the consumer’s television via the set top box.

We do not have any plans to engage in the business of acquiring intellectual property rights to distribute video content or manufacturing and selling set top boxes for televisions. Our focus will be on the marketing and sale of the ITonis video solution in circumstances where other parties will be responsible for the provision of the intellectual property rights to distribute the video content and the necessary set-top boxes.

The ITonis video solution is comprised of the following components, each of which will be achieved by the installation of our software applications on computer servers that are used to implement our video solution:

  the ITonis media acquisition system that allows the upload of video content onto media storage servers;

  ITonis media storage servers that provide for the storage of video and other media content;

  ITonis media streamers that provide for the streaming of video content in real time to the end consumer via the Internet;

  an ITonis television portal (“IPTV”) application server that provides the interface between the computer system and the ultimate consumer; and

  an ITonis service server that performs automatic maintenance tasks on the solution.

We have developed the basic functionality of ITonis video solution and have demonstrated the solution in a laboratory environment. We have not deployed the ITonis video solution as a whole in any commercial operations to date. However, we have delivered a single component of our ITonis video solution that has been deployed in a larger video on demand solution. We are now attempting to secure pilot projects for the demonstration of the ITonis video solution in “real world” operations. We are also planning to continue additional development of the ITonis video solution in order to extend the functionality of the solution.

Although sales and marketing activities have been initiated, we have earned minimal revenues to date and, as such, we are presently a development stage company. We presently have limited funds with which to pursue our plan of operations. While we have completed private placement financings as part of our corporate organization, we will require additional funding in order to pursue our plan of operations over the next twelve months. We currently have no arrangements for any additional financing and there is no assurance that any additional financing will be obtained.

Incorporation

We were incorporated on July 5, 2005 as Kenshou Inc. under the laws of the state of Nevada. We changed our name to ITonis Inc. on December 2, 2005 to reflect our acquisition of certain intellectual property underlying the ITonis video solution and our new business focus.

We commenced the process of incorporating a wholly owned Czech subsidiary called “ITonis CZ” on November 25, 2005. The incorporation process was formally completed under Czech law on January 4, 2006.

We completed a one for two consolidation of our outstanding shares of common stock on June 15, 2006.

Principal Executive Offices

Our principal executive offices and the offices of Itoniz CZ are located in leased premises at Klimentska 10, 110 00 Prague 1, Czech Republic. We refer to this facility as our research and development facility as this is where we carry out the research, development and testing of our ITonis video solution.

Our Plan of Operations

Our business plan is to market and sell the ITonis video solution as a technology solution that will enable the on-demand delivery of video content via the Internet.

We plan to market our ITonis video solution to the following participants engaged in the telecommunications and media distribution industry:

  video content owners and distributors, including television broadcast and cable companies, that wish to enable their customers to purchase video content and other value added services via the Internet; and

  Internet service providers that wish to be able to offer their customers the ability to purchase on- demand video content for viewing on their televisions via the Internet.

We plan to commercialize our ITonis video solution using two distinct business models:

  Our direct sales model involves selling the ITonis video solution as an “end to end” computer based platform to video content owners and distributors who will install the ITonis video solution on their computer servers and use the solution to deliver on-demand video content to their customers via the Internet. In this scenario, we would achieve revenues from sales of the ITonis video solution. We would also have the ability to earn further ongoing product support fees and consulting fees.

  Our Internet service provider model involves partnering with video content providers to provide a fully outsourced video on-demand and television solution to Internet service provider businesses. By partnering with content provides and set-top box manufactures, we will be able to offer a fully outsourced Video on Demand and Internet Protocol over television (“IPTV”) solution to Internet service providers that would like to provide their customers with this service but do not have the resources to successfully deploy a video on-demand solution. In this model, our plan is to earn revenues either on a revenue sharing basis with the Internet service provider or on a monthly fee basis.

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified, subject to our achieving the requisite financing:

1.

We plan to carry on the development of the ITonis video solution from our research and development facility in Prague. Our general administrative overhead cost for our Prague office is approximately $40,000 per month. This amount includes salaries, computer hardware, rent and other general expenses associated with our Prague office. If we are successful in securing initial commercial sales of our ITonis video solutions, then we anticipate that these expenses may increase to $80,000 per month by the end of the first quarter of fiscal 2007, subject to financing. This increase in cost would be attributable to adding additional personnel to our development team and to put in place a team of employees to provide customer support services.

2.

We plan to carry out sales and marketing of our ITonis video solution over the next twelve months with the objective of securing sales to several clients. Our direct marketing activities will be carried out by our employees from our Prague office. As such, the expense for these marketing activities will be within our general and administrative expenses for the Prague office, as outlined above. In addition, Nordic IPTV will undertake sales and marketing activities for which we will pay 40% of the net profits, in accordance with our research and consulting services agreement with Nordic IPTV as amended.

3.

We plan to launch an operation pilot scale solution for an Internet service provider ISP. The purpose of the pilot project would be to allow us to complete the testing of our ITonis video solution in a live environment and to enable us to have an operating solution that we can use for demonstration purposes in connection with our marketing activities. We anticipate that it would cost approximately $10,000 in additional expenses to launch this operation.

4.

We plan to deploy a small scale commercial solution for an Internet service provider that will offer the basic functionality of the ITonis video solution. We anticipate that this installation would cost approximately $84,000. This cost would cover the hardware and software for the solution. Implementation will be performed by ITonis CZ. This component of our plan of operations is contingent upon us securing an agreement with an Internet service provider. Alternatively, we plan to look for a strategic partner that would be able to invest in the required hardware and offer basic content.

5.

We anticipate spending approximately $4,000 in ongoing general, legal and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $48,000 over the next twelve months. These general, legal and administrative expenses are external expenses that we anticipate incurring and are in addition to the general and administrative expense of the Prague office discussed above.

6.

We anticipate spending approximately $53,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

7.

We anticipate spending $120,000 to pay the accrued liability in connection with the services provided to us by John Marienhof pursuant to our reseller and consulting agreement with Nordic IPTV as further described in the sections entitled “Organization Since Incorporation” and “Certain Relationships and Related Transactions” and $17,948 to repay the loan made to us by our chief executive officer described below under the heading “Liquidity and Capital Resources” and in the section entitled “Certain Relationships and Related Transactions”.

As at November 30, 2005, we had cash reserves of $164,550 and working capital of $81,093. As at August 31, 2006, our cash reserves had declined to $11,800 and we had a working capital deficit of $241,110. Our planned expenditures over the next twelve months are $812,948. Accordingly, we anticipate that we will require financing in the amount of approximately $1,040,000 in order to carry out our plan of operations for the next twelve months.

In order to raise the necessary financing to fund our plan of operations, we are negotiating a subscription agreement with a private investor for the purchase of 66,667 units at a price of $1.50 per unit, for total proceeds of $100,000. We have received the subscription proceeds from the investor but the subscription agreement has not been executed. If this subscription is completed, each unit will be comprised of one (1) share of our common stock, two and one-half (2.5) Series A share purchase warrants and five (5) Series B share purchase warrants. Each Series A share purchase warrant will entitle the holder to purchase one additional share of our common stock at a price of $1.50 per share for a period of six months from the date of purchase of the units. Each Series B share purchase warrant will only vest in the event the Series A warrants are exercised in full and, upon vesting, will entitle the holder to purchase one additional share of our common stock at a price of $1.50 per share for a period of six months from the date of purchase of exercise of the Series A warrants. There is no assurance that the subscription agreement will be executed or that any of the Series A or Series B share purchase warrants will be exercised.

During the twelve month period following the date hereof, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations over the next two months without additional financing. This projection does not account for any revenues that we may earn from licensing sales of components to our ITonis video solution. We believe that we will require additional financing in order to commercialize our ITonis video solution in order to earn revenues that exceed our operating expenses.

We have reduced our operating costs to a minimum in order to preserve our available cash and working capital so that we can continue to sustain our operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. We presently have no arrangements in place for additional financing beyond the completed offering of units. In the absence of such additional financing, we may not be able to continue our plan of operations beyond the next two months and our business plan may fail. If we do not obtain the required additional financing, we will initially scale back our business operations and may ultimately be forced to abandon our plan of operations and our business activities.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

Foreign Currency Translations

Our functional currency is the Czech Crown, and our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period

Translation of balances from the functional currency into the reporting currency is conducted as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

ii)	Equity at historical rates, and

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

Software Costs

Our policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. To date, technological feasibility of the software underlying our ITonis video solution has not been achieved.

Results Of Operations – Three and Nine months Ended August 31, 2006

References to the discussion below to fiscal 2006 are to our current fiscal year which will end on November 30, 2006. References to fiscal 2005 is to our fiscal year ended November 30, 2005.

References to the first nine months of fiscal 2006 are to the nine months ended August 31, 2006.

				From	Cumulative from
	Three months	Nine months		Incorporation	Incorporation
	ended August	ended August		(July 5, 2005) to	(July 5, 2005) to
	31, 2006	31, 2006		August 31, 2005	August 31, 2006
	(Unaudited)	(Audited)		(Audited)	(Unaudited)
		(Restated)		(Restated)
Revenue from sales	$24,351	$24,351	$	Nil	$24,351
Cost of sales	$9,424	$9,424	$	Nil	$9,424
Gross profit	$14,927	$14,927	$	Nil	$14,927
General and Administrative	$(189,680)	$(2,039,568)	$	Nil	$(2,606,046)
Expenses
Marketing and Distribution	Nil	(120,000)		Nil	(120,000)
Salaries and Wages	(90,652)	(198,435)		Nil	(198,435)
Legal	(16,633)	(49,760)		Nil	(61,552)
Consulting	(31,901)	(53,337)		Nil	(53,337)
Audit and Accounting	(19,371)	(39,995)		Nil	(104,459)
Office and Rent	(5,975)	(22,627)		Nil	(23,250)
Software Development Costs	Nil	(13,814)		Nil	(54,935)
Depreciation	(5,896)	(14,893)		Nil	(15,734)
Bad debts	(9,789)	(9,789)		Nil	(9,789)
Filing Fees	(2,365)	(9,820)		Nil	(9,820)
Foreign exchange loss	(4,811)	(4,811)		Nil	(4,811)
Intellectual Property	Nil	(1,500,000)		Nil	(1,947,637)
Investor relations	(2,287)	(2,287)		Nil	(2,287)
Other Income (Expense):
Other Income	$4,974	$26,724		Nil	$26,724
Loss for the Period	$(169,779)	$(1,997,917)		Nil	$(2,564,395)
Foreign currency translation	820	329		Nil	329
adjustment
Total Comprehensive Loss for	$(168,959)	$(1,997,588)		Nil	$(2,564,066)
the Period

Revenue

We generated our initial revenues during the three months ended August 31, 2006. We delivered our encoding platform a customer for encoding content from DVD disks onto the customer’s video demand platform. The encoding platform is one of the components of the ITonis video solution.

These initial revenues are not significant in relation to our overall expenses. We anticipate that we will not earn any significant revenues until such time as we have achieved commercial deployment of our ITonis video solution.

Marketing And Distribution

Our marketing and distribution expenses include amounts that we pay under our reseller and consulting services agreement with Nordic IPTV. As this agreement was entered into in February 2006, no expenses under this agreement were recorded in fiscal 2005.

We recorded $120,000 in expenses under the Nordic IPTV agreement in the first nine months of fiscal 2006 in respect of four months of service provided by John Marienhof as commercial director of ITonis. In accordance with our agreement with Nordic IPTV, this amount has not been paid but has been accrued.

Salaries And Wages

Salaries and wages are primarily comprised of salaries paid to employees of ITonis CZ who are employed at our research and development facility in Prague.

Salaries and wages were $nil in fiscal 2005 as we only completed the acquisition of the our initial software technology from Onyx Trading on November 16, 2006. Salaries and wages increased in the first nine months of fiscal 2006 as we hired our initial employees and took over development of the ITonis video solution from Xeris.

Legal

Our legal expenses include professional fees that we pay to our legal counsel.

Our legal expenses in fiscal 2005 represent amounts paid to legal counsel in connection with our corporate organization. Our legal expenses in the first nine months of fiscal 2006 represent amounts paid to legal counsel in connection with our corporate organization and the preparation of a registration statement that we filed with the SEC.

Consulting

Consulting fees represent amounts that we pay to consultants that are engaged by us.

We did not incur any consulting fees during fiscal 2005 as we were inactive for most of this fiscal year. We incurred consulting fees during the first nine months of fiscal 2006 as our business activities increased.

Audit and Accounting

Our accounting and auditing expenses include professional fees for accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements.

We incurred significant accounting and auditing expenses during fiscal 2005 in connection with our corporate organization and the preparation of our initial financial statements. Accounting and auditing expenses during the first nine months of fiscal 2006 were in connection with the preparation and audit of our financial statements for fiscal 2005 prepared in connection with the filing of a registration statement with the SEC.

Office and Rent

Our office expenses include the rent that we pay for our research and development facility in Prague and general office expenses.

Our office expenses increased significantly in the first nine months of fiscal 2006 as the result of ITonis CZ entering into a lease for our research and development facility in Prague. This lease expense will be ongoing through the balance of fiscal 2006.

Software Development Costs

Software development costs represent amounts that we have paid to others for the development of our proprietary software.

Software development costs during the first nine months of fiscal 2006 were paid to Xeris in respect of development work on our ITonis video solution completed by Xeris prior to our taking over software development activities from Xeris in January 2006.

Depreciation

Depreciation expenses represents depreciation of our computer hardware and equipment.

Depreciation expenses in fiscal 2005 and in the first nine months of fiscal 2006 represent depreciation of computer hardware and equipment that we have acquired in connection with the development and testing of our ITonis video solution.

Intellectual Property

We acquired the “TV Everywhere” software technology from Onyx Trading on November 16, 2005 by issuing 10,000,000 common shares. This resulted in Onyx Trading holding approximately 64% of our shares. The value assigned to the 10,000,000 common shares was $447,637, being the historical cost of the technology to Onyx Trading. This is in accordance with SAB Topic 5G as Onyx Trading has retained a substantial indirect interest in the technology that was transferred. This amount was expensed during fiscal 2005 as it did not meet the criteria for capitalization as set out in SFAS No. 86.

We valued the TV portal application software technology that we acquired from Nordic IPTV at $1,500,000 based on a value of $0.25 per share being assigned to the 6,000,000 shares that we issued to Nordic IPTV to acquire this technology. This amount was expensed during the first nine months of fiscal 2006 as it did not meet the criteria for capitalization as set out in SFAS No. 86.

Other Income

Our other income during the first nine months of fiscal 2006 was comprised of:

  Sub-letting part of our ITonis CZ office to iPLATO s.r.o., a company with whom ITonis CZ has one director in common;

  Outsourcing the services of Nicolas Lavaud to Xeris., a company with whom ITonis CZ has one director in common, as managing director; and

  Outsourcing the services of Libor Bucinsky to Devoteam, an arms length party, for the installation of Telefonica Video on Demand platform at Czech Telecom.

We did not generate any significant revenues from the sales or deployment of our ITonis video solutions during fiscal 2005 or the first nine months of fiscal 2006.

Liquidity And Capital Resources

As at November 30, 2005, we had cash reserves of $164,550 and working capital of $81,093. As at August 31, 2006, our cash reserves had declined to $11,800 and we had a working capital deficit of $241,110.

Related Party Loan

On July 3, 2006 Mr. Lavaud granted us a loan in the amount of 400,000 CZK ($17,948 based on a foreign exchange rate on July 3, 2006 of 1CZK:$0.4487) . The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand. The loan was outstanding in the amount of $18,236 as of August 31, 2006.

Plan Of Operations

Our planned expenditures over the next twelve months are $812,948. As described above under “Our Plan of Operations”, we anticipate that we will require financing in the amount of approximately $1,050,000 in order to carry out our plan of operations for the next twelve months. While this amount may be offset by any gross profits that we earn from sales of our ITonis video solutions, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above under “Our Plan of Operations”. We have completed the private placement of units, as outlined above under “Our Plan of Operations”, in furtherance of achieving the required financing, although there is no assurance that the share purchase warrants issued in connection with this financing will be exercised.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $296,969 during the first nine months of fiscal 2006 and $34,543 in fiscal 2005. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash in investing activities in the amount of $36,925 during the first nine months of fiscal 2006 and $30,283 in fiscal 2005. Cash used in investing activities was attributable primarily to the purchase of computer hardware and equipment that we have acquired in connection with the development and testing of our ITonis video solution.

Cash from Financing Activities

We generated cash from financing activities in the amount of $184,641 during the first nine months of fiscal 2006 and $229,376 in fiscal 2005. Cash generated by financing activities is attributable to the private placement financings of our common stock that we have completed since our incorporation.

Restatement

We restated our consolidated financial statements for the period ended November 30, 2005 in order to properly reflect the value assigned to the intellectual property acquired by us on October 1, 2005 (See Note 4 to our statements for the period ended November 30, 2005) from $1,000,000 to $447,637.

The 10,000,000 shares issued to acquire the intellectual property were re-valued from $0.10 to $0.045 per share to reflect Onyx’s historical cost of $447,637 in relation to developing the intellectual property.

The effects of the restatement on our financial statements for the period ended November 30, 2005 are as follows:

	From
	Incorporation	From
	(July 5, 2005) to	Incorporation
	November 30, 2005	(July 5, 2005) to
	(Prior to	November 30,
	restatement)	2005(Restated)
Loss for the period	$(1,118,841)	$(566,478)
Loss per share – Basic and diluted	$(0.16)	$(0.08)
Deficit – Accumulated during the development stage	$(1,118,841)	$(566,478)
Shares issued for acquisition of software	$1,000,000	$447,637

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Nicolas Lavaud. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended August 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended August 31, 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended August 31, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended August 31, 2006.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	By-Laws (1)

10.1	Asset Purchase Agreement dated October 1, 2005 between ITonis Inc. and Onyx Trading Inc. (1)

10.2	Employment Agreement between ITonis Inc. and Antonin Kral dated January 1, 2006. (1)

10.3	Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006. (1)

10.4	Asset Purchase Agreement between ITonis Inc. and Nordic IPTV Company ApS (formerly “Makeitwork ApS”) dated January 31, 2006 (1)

10.5	Reseller Agreement dated February 7, 2006 between ITonis Inc. and Makeitwork ApS (1)

10.6	Lease Agreement dated December 23, 2005 between Achat Real a.s. and ITonis CZ s.r.o. (1)

10.7	2006 Stock Option Plan (2)

10.8	Amendment dated February 15, 2006 to Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (3)

10.9	Amendment dated August 9, 2006 to Reseller Agreement dated February 7, 2006 between ITonis Inc. and Nordic IPTV Company ApS (formerly, Makeitwork ApS") (3)

10.10	Promissory Note issued by ITonis Inc. to Nicolas Lavaud in the amount of CZ 400,000Kc dated July 3, 2006 (3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the sarbanes-oxley act of 2002 (4)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on May 12, 2006.

(2)	Filed as an exhibit to Amendment No. 1 to the registration statement on Form SB-2 filed with the SEC on June 27, 2006.

(3)	Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2 filed with the SEC on August 11, 2006.

(4)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITONIS INC.

By:	/s/ Nicolas Lavaud
Nicolas Lavaud
Chief Executive Officer and Chief Financial Officer
Date: October 16, 2006