Form 10KSB
period 2006-11-30
ITONIS INC.
filed 2007-04-27
CIK 1360184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52201

ITONIS INC.
(Name of small business issuer in its charter)

NEVADA	20-3885298
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Klimentska 10, 110 00 Prague 1, Czech Republic	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +420 296578180

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $24,351

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $10,149,185 as at April 5, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 70,587,345 shares of common stock as of April 5, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ITONIS INC.

Annual report On Form 10-KSB
For The Year Ended
November 30, 2006

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to successfully achieve commercialization of our ITonis video solution, our ability to successfully market our ITonis video solution, our ability to continue development and upgrades to the ITonis video solution technology, competition from competitors, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on May 12, 2006, as amended, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I

Item 1.                Description of Business

Overview

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

  a set top box located near the consumer’s television that is connected to broadband Internet; and

  a technology solution that enables the on-demand delivery of the video content to the consumer’s television via the set top box.

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

  the ITonis media acquisition system allows the upload of video content onto media storage servers;

  ITonis media storage servers that provide for the storage of video and other media content;

  ITonis media streamers that provide for the streaming of video content in real time to the end consumer via the Internet;

  an ITonis Television portal application server that provides the interface between the computer system and the ultimate consumer; and

  an ITonis service server that performs automatic maintenance tasks on the solution.

The ITonis video solution is designed to enable consumers to order on-demand video content from their provider in the following manner:

  the consumer will access their set-top box using a remote control;

  the set-top box will communicate with the ITonis video solution via the Internet;

  the consumer will be presented with the interface screens generated by the ITonis Television portal application server that will give the consumer a range of options to select video content on demand;

  the consumer will select a television channel or video content and the selection will be transmitted to the ITonis Television portal application server;

  the ITonis Television portal application server will initiate the broadcast of the video content to the consumer and will record the transaction as a purchase by the consumer of the video content; and

  the ITonis media streamers will access the ITonis media storage servers on which the video content is resident and stream the video content in real time to the consumer.

We have developed the basic functionality of ITonis video solution and have demonstrated the solution in a laboratory environment. We are now securing pilot projects for the demonstration of the ITonis video solution in “real world” operations. We are also planning to continue additional development of the ITonis video solution in order to extend the functionality of the solution.

We have configured set top boxes manufactured by Kreatel Communications AB (a Motorola company) to work with our ITonis video solution. This configuration has been achieved by the installation of software developed by us onto Kreatel set top boxes that are to be used for delivery of video content using our solution. We do not market or sell the Kreatel set top boxes that may be used with our solution.

We believe that our ITonis video solution may be attractive to the following participants engaged in the telecommunications and media distribution industry:

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

Although sales and marketing activities have been initiated, we have earned minimal revenues to date and, as such, we are presently a development stage company. We have not as of yet deployed our ITonis video solution in any commercial operation. Accordingly, we cannot provide any assurance to investors that any of the above business models will be viable or that we will achieve significant revenues. Further, we cannot provide investors with any assurance as to the type of revenue model that will ultimately be acceptable to our customers.

Corporate Organization

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

Acquisition of the ITonis Software

We acquired the intellectual property underlying the ITonis video solution in two separate transactions:

  We acquired the intellectual property rights owned by Onyx Trading relating to the “TV Everywhere” video platform and software components pursuant to an asset purchase agreement dated October 1, 2005 between us and Onyx Trading. Pursuant to this asset purchase agreement, we issued 30,000,000 of our shares of common stock to Onyx Trading. The TV Everywhere software components acquired included the ITonis media acquisition system, the ITonis media storage system and the ITonis media streamers which have since been incorporated into our ITonis television solution. This transaction was completed and the shares issued on November 16, 2005. Onyx Trading became one of our principal shareholders upon completion of this transaction.

  We acquired the intellectual property rights owned by Nordic IPTV relating its Internet television portal application software pursuant to an asset purchase agreement dated January 31, 2006 between us and Nordic IPTV. Pursuant to this asset purchase agreement, we issued 18,000,000 shares of our common stock to Nordic IPTV. The Internet television portal application software acquired from Nordic IPTV was originally owned by Dansk Broadband, a Danish telecommunications company and developed by Nordija A/S, a Danish software development company. The Internet television portal application software has since been incorporated into our ITonis television solution. Nordic IPTV became one of our principal shareholders upon completion of this transaction.

Three for One Forward Stock Split

With a record date of March 19, 2007 and a distribution date of March 20, 2007, our board of directors unanimously resolved, in accordance with Section 78.207 of the Nevada Revised Statutes: Chapter 78, as amended, to complete an increase in the number of shares of our authorized share capital and correspondingly increase the number of its issued and outstanding common shares, in each case on a three (3) new shares for one (1) old share basis (the “Forward Stock Split”). A copy of the Certificate of

Change Pursuant to NRS 78.209 effective as of the Record Date, as filed with the Secretary of State of Nevada, is attached to this annual report as Exhibit 3.4.

The forward stock split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. As such, our authorized common share capital increased from 100,000,000 shares to 300,000,000 shares, and our issued and outstanding common stock increased from 23,129,115 shares to 69,387,345 shares, with a par value of $0.001 per share. There was no change to our authorized preferred share capital of 5,000,000 shares, with a par value of $0.001 per share. No shares of preferred stock of the Company are currently issued and outstanding. All share numbers presented in this annual report are on a post-split basis

Industry Background

Broadband Internet

Broadband Internet refers to the ability to access the Internet at high speeds of data connection. These data speeds are measured in terms of kilobits per second (“Kbits”) (ie. 1000 bits of data information per second) per second and megabits per second (“Mbits”) (ie. 1,000,000 bits of data information per second). Broadband Internet generally refers to data speeds in excess of 2 Mbits per second. At these data speeds, it becomes possible to stream video content to consumers via the Internet from computer servers that have been configured and programmed to deliver video streaming.

Broadband Internet connections are becoming increasingly available to consumers as telecommunication companies throughout the world expand their ability to deliver broadband Internet via cable, digital fibre and ADSL connections. As the market penetration of broadband Internet increases, the number of potential consumers for a technology solution that enables the delivery of video content via the Internet increases. Accordingly, as rates of broadband Internet access increase amongst consumers, a market opportunity is generated to provide on-demand video content to these consumers via the Internet.

Video Content

We believe that there is a demand among consumers for the delivery of the following video content which could be satisfied by delivery of on-demand video content via the Internet:

Movies And DVD’s

There is a demand among consumers for the ability to watch movies and other digital video discs (“DVD’s”) on their televisions. This demand is presently satisfied by a combination of DVD rental stores and on-demand services available to some consumers through cable and satellite television services. The ability to offer movies and DVD’s to consumers via the Internet presents a new opportunity for Internet service providers and others to offer movies and DVD’s on demand to their customers.

Internet Television

Delivery of television services has historically been a closed market where delivery was completed by local television broadcast companies or by a limited number of cable companies and satellite television companies. The ability to deliver television via the Internet offers the ability for companies engaged in the business of providing Internet services to offer television via the Internet. In addition, new services can be added to conventional television services due to the digital delivery format of television delivered via the Internet.

Virtual Video Recorder

There is a demand among consumers for the ability to record televisions shows that are broadcast when the consumer is not available in order that the consumer can watch the program at a later, more convenient time. This demand is demonstrated by the recent popularity of personal video recorders, such as TiVo, that enable consumers to record programs to a computer hard disk and replay the programs at a later time. We believe that there is potential demand for a “virtual video recorder” that would enable consumers to record television programs via the Internet using a television set-top box device, or other electronic device with Internet access, such as a personal computer or a mobile telephone. A “virtual video recorder” would remove the requirement that the consumer have purchased a device with a computer hard disk as the data would be stored on the servers of the provider of the Internet video services.

TV In The Past

TV In The Past is a service related to a virtual video recorder that enables consumers to have the ability to access television programs that have been broadcast during a recent period. The advantage of TV In The Past is that a consumer would not have to pre-program the recording of the television program, as with the virtual video recorder. The provider of the Internet video services would provide the consumer with the ability to select and view recent television programs that have been broadcast and stored on the servers of the provider of the Internet video services.

Content Owners

The video content that consumers will demand and that may be delivered via the Internet is owned by the creators of this video content and their licensees. The ownership of the video content and the rights to distribute the video content are the subject to intellectual property laws that will prohibit the unauthorized transmission or copying of the video content. Accordingly, any solution for the delivery of on-demand video content via the Internet must be deployed by the owners of the intellectual property rights to distribute the video content or under contractual agreement with the owners of these intellectual property rights.

Digital Rights Management

The incorporation of “digital rights management” is a key element of the success of any service that attempts to deliver video on demand via the Internet. Digital rights management refers to encryption techniques that are used in order to ensure that the video content that is delivered to consumers via the Internet is not copied without authorization from the owner of the intellectual property rights to the video content that has been delivered. We anticipate that owners of video content who authorize the delivery of video content via the Internet will insist on digital rights management features being incorporated into any technology solution that is used to deliver licensed video content via the Internet.

Our Market Opportunity

We believe that content owners and distributors will be looking at working together to deliver video content to consumers through broadband Internet. The ability of consumers to connect to broadband Internet presents a market opportunity to deliver the following on-demand video content to consumers via the Internet:

  Movies and DVD’s

  Internet Television

  Virtual Video Recorder

  TV in the Past

Our market opportunity is to develop and deliver a technology solution that enables the on-demand delivery of this video content to consumers via the Internet that respects the ownership rights of the video content owners and incorporates digital rights management features. We believe that the following are potential customers for such a technology solution:

  existing cable and satellite television companies that want to increase the video on-demand services that they are able to offer to their customers;

  Internet service provides that want to be able to offer video on-demand services to their customers via the broadband Internet connection that they are providing to their customers; and

  video content owners that are seeking a new means of delivering their video content to consumers.

We have developed the ITonis video solution with the objective of capitalizing on this market opportunity.

Our ITonis Video Solution

The ITonis video solution is one of three components that are essential to the on-demand delivery of video content via broadband Internet, namely:

  the intellectual property rights to distribute the video content;

  a set top box located near the consumer’s television that is connected to broadband Internet; and

  a technology solution that enables the on-demand delivery of the video content to the consumer’s television via the set top box.

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

  ITonis media streamers that provide for the streaming video content in real time to the end consumer via the Internet;

  an ITonis Television portal application server that provides the interface between the computer system and the ultimate consumer; and

  an ITonis service server that performs automatic maintenance tasks on the solution.

These key components enable us to offer technology solutions that will enable the delivery to consumers of the following video content via the Internet on an “on-demand” basis:

  Movies and DVD’s

  Internet Television

  Virtual Video Recorder

  TV in the Past

The Components of the ITonis Video Solution

Each component of the ITonis video solution is a computer software application that is designed to be installed on computer servers that will enable the delivery of on-demand video content via the Internet. The functionality and operation of each component of the ITonis Video Solution is described below:

The ITonis Media Acquisition System

The ITonis media acquisition system is used to upload video content onto the ITonis media storage servers. As illustrated in the diagram below, a video signal generated from a digital video disc (“DVD”) or from a television signal is encoded using the ITonis media acquisition software and then sent to the storage servers. The video data generated from DVD’s is generated by DVD “rippers” or “grabbers” which read the digital information on a DVD and generate a digital signal that contains the video data.

ITonis Media Storage Server

The ITonis media storage software is used for storing all of the video content generated by the ITonis media acquisition system on computer servers in order that the video content can be accessed at a later date as demanded. The software is designed to enable the access and retrieval of video content for on-demand streaming by the ITonis media streamer software described below. The ITonis media storage server enables the data representing the video content to be stored on computer hard drives in arrangements known as a “storage clusters” in order to optimize the retrieval of this data.

ITonis Media Streamer

The ITonis media streamer software is designed to access the video content stored on the ITonis media storage server and to stream video content to end users via the Internet. The ITonis streamer software operates on computer servers known as “streamers” which retrieve video data from the storage clusters and stream the data to the consumer via the Internet.

ITonis Television Portal Application Server

The ITonis television portal application server acts as the interface between the consumer and the ITonis video solution. This application server generates the screens on the user’s television through which the consumer is presented with video on-demand options and is able to select video content for viewing on their television. This application server communicates with the Metadata database in order to retrieve information regarding video content and with the ITonis media streamers in order to initiate streaming of video content.

Metadata Database

The Metadata database is used to store information regarding video content and subscribers in a database format. This information is accessed by the ITonis Television portal application server when it generates information regarding video content in response to consumer selections. The database also includes accounting and billing information relating to the subscriber’s who are authorized to access the ITonis video solution to obtain on-demand video content.

Service Servers

The storage servers are used to perform maintenance tasks on the ITonis video solution, to monitor performance of the solution and to compile performance statistics.

The interaction of the individual components of the ITonis video solution is illustrated below:

The ITonis video solution is designed to enable consumers to order on-demand video content from their provider in the following manner:

  the consumer will access their set-top box using a remote control;

  the set-top box will communicate with the application servers incorporated into the ITonis video solution via the Internet;

  the consumer will be presented with the interface screens generated by the ITonis application server that will give the consumer a range of options to select video content on demand;

  the application server will display information regarding the video content options available to the consumer that is stored on and generated by the Metadata database servers;

  the consumer will select a television channel or video content and the selection will be transmitted to the ITonis application server;

  the consumer will enter a personal information number (a “PIN”) that will be sent to the ITonis application server and will be used as a “key” to access the video content selected by the consumer;

  the ITonis application server will verify the consumer’s access authorization via the Metadata database server using the PIN number;

  the ITonis application server will record the transaction as a purchase by the consumer of the video content and the billing information on the Metadata database will be updated;

  the ITonis application server will initiate the broadcast of the video content to the consumer; and

  the ITonis media streamers will access the ITonis media storage servers on which the video content is resident and stream the video content in real time to the consumer.

Development of the ITonis Software

Development History

The ITonis video solution includes software that has been developed from a suite of software products known as the “TV Everywhere” suite of software products. The TV Everywhere software was developed by Xeris, a wholly owned Czech subsidiary of Onyx Trading, and purchased by us from Onyx Trading, as described above under “Corporate Organization – Acquisition of the ITonis Software. The TV Everywhere software included the software that forms the basis of the following components of the ITonis video solution:

  the ITonis media acquisition system;

  the ITonis media storage server; and

  the ITonis media streamers.

Upon completion of the acquisition of the TV Everywhere software, we outsourced additional development of the ITonis video solution to Xeris. Development work was completed by Xeris with the objective of ensuring the commercialisation of the software in line with market conditions, and to increase the flexibility and scalability of the application. With the incorporation of ITonis CZ in January 2006, we have continued the development of the ITonis video solution in-house. In order to ensure a smooth transition between the two development teams, we employed developers from Xeris during a transition period in January 2006.

The ITonis video solution also incorporates the ITonis television portal application server that provides the interface between the computer system and the ultimate consumer. This interface is referred to as a “television portal” as it provides the television screens that are presented to the consumer from which the consumer can select video on-demand content. The computer software that underlies this application server technology was acquired by us from Nordic IPTV in January 2006.

We have undertaken the following development of the software acquired from Onyx Trading and Nordic IPTV in order to develop the ITonis video solution as an integrated solution:

  Development of the product line based on VoD components

  integration of the ITonis video solution with Kreatel set-top boxes;

  implementation of TCP protocol for streaming ability;

  enhancement of the DVD ripping and encoding capabilities of our media acquisition system;

  implementation of Symulcript protocol for integration of a digital rights management solution owned by a third party;

  analysis and incorporation of the television portal application server software acquired from Nordic IPTV;

  development of a basic user interface;

  development of a basis administration interface; and

  fixing of computer software errors known as “bugs”.

Our ITonis video solution has been developed based on open-source software, meaning software that is available without a license from the creator. The use of open-source software allows us to take advantage of available software and supporting resources without having to purchase license rights.

Current Status Of Development

We have completed development of the ITonis video solution to the state that its operation can be demonstrated in our research and development centre in Prague. We have successfully demonstrated this operation both in a laboratory environment, where all components are connected to a local area network, and in an Internet environment, where the computer server and the set-top box are each connected to the Internet. In order to achieve this successful operation, an Internet connection with a bandwidth of 2 MBits per second is required.

Our focus over the next six months is to further advance the development of the ITonis video solution by adding the additional features and functionality described below. During this period, we plan to deploy our ITonis video solution in a pilot project environment in order that we are able to assess the operation of the ITonis video solution in a commercial environment. We believe that deployment in a pilot project will give us valuable feedback on the work that we need to completed in order to have a fully functioning, commercially deployable solution. During this period, we also plan to start our marketing activities initiating contact with potential customers and industry partners. We believe that the successful deployment of the ITonis video solution in a pilot project environment will greatly assist our efforts to market and achieve sales of the ITonis video solution.

We are able to demonstrate the successful operation of the following features in our demonstrations, both when the system is configured in a laboratory environment and when the server and the set-top box are communicating via the Internet:

  the receipt and display of live video;

  the ability to search and receive movie listings;

  a parental control function which enables adult content to be filtered;

  the ability of the user to browse the Internet via the set-top box;

  the ability to purchase a video through the entering of a personal identification number;

  the streaming of purchased video content using MPEG 4 AVC over MPEG2 TS formats for video and MPEG 1 format for sound;

  the ability to display subtitles;

  video fast forward and rewind for movies (multispeed);

  pause/ play feature for movies;

  the ability to display stream information such as buffer status and transmission rate of the stream;

  subtitles, display movie chapters (such as on a DVD player), handle multiple languages;

  incorporation of billing functionality into the ITonis video solution; and

  integration of a DVD robot into the media acquisition system.

  We have developed software for the integration of set-top boxes manufactured by Kreatel Communications AB, a subsidiary of Motorola Inc. As such, we currently rely on Kreatel Communications as the sole provider of set-top boxes for the ITonis video solution. We plan to expand the range of set-boxes that will integrate with our ITonis video solution in order to expand the number of available set-top box vendors that may provide customers with set-top boxes for the ITonis video solution.

  We plan to integrate a digital rights management solution into our ITonis video solution. We have deferred integrating a digital rights management solution developed by and available from a third party vender pending our assessment of the requirements of video content owners and their preferred solutions for digital rights management. Pending this decision, we have developed our own basic digital rights management solution that offers encryption of the video stream using a personal “key”.

Additional Development Work To Be Completed

We believe that the following additional development work is required to be completed in order to have a fully commercial solution:

  completion of load tests for all components of the ITonis video solution and optimization of the configuration of each component based on the results of the load tests;

  completion of additional software programming in order that we are able to integrate the ITonis video solution with a range of set-top boxes in addition to the Kreatel set-top box with which the ITonis video solution is presently integrated;

  enhancement of a proprietary digital rights management solution for incorporation into the ITonis video solution;

  integration of a third party digital rights management solution into the ITonis video solution;

  integration of a provisioning tool into the ITonis video solution; and

  enhancement of the media acquisition system in order to be able to encode live television signals.

We plan to complete this development over the next six months. We will complete this further development work at our research and development centre located in Prague through our subsidiary, ITonis CZ.

Our Business Model

We plan to commercialise our ITonis video solution based on two separate business models:

  direct sales of computer platforms incorporating our ITonis video solution to service providers, such as cable and satellite television companies, and content owners; and

  partnering with content providers in order to provide a technology solution for video on-demand services for Internet service providers who wish to out-source the provision of video on-demand services.

Each of these business models represents a significant aspect of our business plan and there will be a significantly higher risk that our business will fail if either of these business models is unsuccessful. While we plan to pursue each business model as part of our plan of operations, we are at the early stages of the commercialization of our technology. Accordingly, there is no assurance that either business model will be successful. Further, we may elect not to pursue either of these business models or change our business model in response to our success or lack of success in pursuing commercialization of our technology.

We may also, from time to time, sell licenses to various components of our ITonis video solution to businesses involved in the telecommunications industry. These sales would be separate and distinct from each of our business models described below. In the later part of fiscal 2006, we completed the sale and delivery of our media acquisition system component to a Czech based telecommunications company. In December 2006, we completed delivery an upgrade of the solution.

Each of these separate business models is discussed below:

Direct Sales Model

We plan to contact potential customers directly using our internal sales team. We plan to follow the following steps in soliciting sales:

  introductory presentation to client to identify client requirements;

  target presentation that describes the ITonis video solution that is required to meet the client’s requirements;

  creation of specifications for client solution;

  proposal to client incorporating client specifications and price and implementation schedule; and

  negotiation and conclusion of sales contract.

We plan to target direct sales to the following companies:

  Internet service providers;

  Cable television providers;

  Satellite television providers;

  Television broadcasters; and

  Mobile telecommunications providers.

We plan to earn revenues under the direct sales model from the following activities:

  Sales from the delivery, integration and deployment of our ITonis video solution to customers;

  Support fees charged to customers for ongoing support of installed ITonis video solutions; and

  Consulting fees charged for providing business and technical consulting services to customers.

We plan to achieve revenues from the sales from the delivery, integration and deployment of our ITonis video solution to customers who use our ITonis video solution to deliver video on-demand services to their customers. We plan to earn a monthly fees based on the number of subscribers to the service: The monthly fee will include the license fee and the support fee. Typical monthly fees are between 1USD and 5USD, depending on the services which are provided and on the Service Level Agreement.

We anticipate that the fees that we charge will be based on contracts that are negotiated with customers on a case by case basis. As we have not entered into any commercial contracts to date, we cannot provide any assurance that our customers will pay fees based upon this business model. We may be forced to consider alternate payment schemes in order to secure contracts with customers and be competitive within our market place.

We plan to provide business and technical consulting services to customers as we achieve success with the commercial deployment of our ITonis video solution. We believe that there are potential customers who would pay for our expertise in the deployment of our ITonis video solution once our ability to provide on-demand video solutions using our solution is established. We anticipate that consulting fees would be based on hourly rates and that these rates would vary depending on the country and the use of local workforce.

Internet Service Provider Model

We plan to target businesses that are engaged in the business of providing Internet services as potential customers for an “all-in-one” technology solution for the delivery of on-demand video content via the Internet. We believe that the ability to offer on-demand video services via the Internet offers Internet service providers an opportunity both to generate additional revenues from their customers to whom they provide Internet access services and to distinguish themselves from competitors who may not be able to offer on-demand video services via the Internet.

To achieve this objective, we plan to partner with content providers and set-box manufacturers in order to provide a fully-integrated technology solution that we would jointly sell to Internet services providers. We see this service as an “out-sourcing” model from the perspective of Internet service providers as it would enable them to acquire the ability to deliver on-demand video content services to their Internet access clients without having to become engaged in the business of acquiring the rights to deliver video content or to implement the technology solution required.

Under this business model, the “all-in-one” technology solution would be comprised of the following components:

  the ITonis video solution;

  licensed video content provided by a partner that has acquired ownership or licensed rights to video content for distribution via the Internet; and

  a set-top box that would be purchased by the consumer or by the Internet service provider and that would reside in the consumer’s home near their television set.

Under this business model, we would deploy and operate the ITonis video solution as a service for the Internet service provider. We would supply the video storage, video streaming and Television portal application that are part of the ITonis video solution and would provide customer support. We would integrate the ITonis video solution with the billing system and network of the Internet service provider.

The content provider would provide the video on-demand content and would deliver Metadata files in an electronic form that would be loaded onto the Metadata database incorporated into the ITonis video solution in order that this information could be accessed by customers. The Internet service provider would be responsible for the purchase and distribution of the set-top boxes, the acquisition and provision of subscribers for the on-demand video service, marketing of the services to subscribers, billing of subscribers and collection of fees from subscribers and the necessary interfaces between computer networks.

The successful implementation of this business model would require that we enter into arrangements with partners who would provide the licensed video content and the set-top boxes. With these arrangements in place, we would provide joint proposals to Internet service providers for the delivery of on-demand video services via the Internet to the customers of the Internet service providers.

We envision that the revenues under this business model would be based on either revenue sharing with the Internet service provider, based on revenues generated by providing the service, or a fixed monthly fee that would be charged to the Internet service provider. Revenues earned in connection with the provision of the service would then be divided amongst ourselves and the provider of the licensed video content. The set-top box manufacture would earn revenues from sales of set-top boxes to the Internet service provider or their customers. We would prefer that Internet service providers would purchase the set-top boxes for their customers and recover the cost over time through monthly charges in order to lower the up-front cost to the consumer. However, Internet service providers may not wish to pay this up-front expense and may instead require their customers to purchase the set-top boxes directly. We cannot provide assurance that Internet service providers will accept either our revenue model or our plan to have the Internet service providers acquire the set-top boxes directly.

We have entered into discussions with both a provider of licensed content and a set-top box manufacturer. The set-top box manufacturer is Kreatel, as mentioned above under “Status of Development”. While we have entered into discussions with these parties, we do not have any agreement in place for the submission of proposals to Internet service providers.

We have entered into discussions with a Cisco distributor in Czech Republic and Slovakia and are in the final phase of discussions to have a distributorship agreement in place in the near future. To date, we have submitted several joint proposals with this company in the Czech Republic and Slovakia in answer to their Request For Information and Request For Proposal. If successful, we would be in a position where we would be able to quickly deploy our platform for a pilot or a full scale deployment. There is no assurance that any of our proposals will be accepted or that a distributorship agreement will be concluded.

We have delivered the ITonis media acquisition system to a major telecommunications company in the Czech Republic in fiscal 2006. In December 2006, we delivered an upgrade to the system and new features have been deployed. The system is currently live and in operation.

We anticipate that we will be required to complete additional technical work in connection with the provision of each solution for an Internet service provider. The optimal configuration of each solution will depend on a number of factors, including the network infrastructure that the solution will operate on, the capability of the solution in terms of the number of simultaneous video data streams that may be handled and any required communications between multiple networks. These factors will need to be discussed with the Internet service provider in the course of submitting proposals and agreeing to contract prices.

We believe that this business model will be attractive to many smaller Internet service providers who do not have the technical capabilities or the financial resources to implement and deliver an on-demand Internet video solution for their clients. We also believe that this business model offers us a means of achieving an initial commercial deployment of our ITonis video solution which we could then use to demonstrate to potential customers who may purchase under our direct sales model.

Product support

Once we achieve commercial deployment of our ITonis video solution, we plan to support installed solutions by a support team. The support team will have the necessary training and knowledge to perform:

  basic maintenance operations

  installation of upgrades to software as upgrades are developed application of software “patches” to solve operational problems basic troubleshooting of customer operations

Our support team will be based in our research and development facility in Prague and will be supported by our research and development team.

Marketing and Sales Plan

Our marketing activities to date have been centered on introducing and raising the profile of the ITonis software to potential customers and partners. Due to the geographic position of our offices and business relationships, we have mostly targeted our marketing efforts inside Czech Republic and Scandinavia.

The level of our marketing activity has been restrained by our limited financial resources. As such we have been unable to promote our ITonis video solution in regional, national or international press through direct advertising or through web based advertising. Our focus has been to raise our profile through a combination of working with public relations specialists, web site promotions, web forums, industry networking events and trade shows.

Our marketing tools presently include our web site at www.itonis.tv and product leaflets. We are also able to provide product demonstrations of the ITonis video solution at our research and development facility in Prague.

Our initial marketing efforts will consist of promoting directly our solution to our key target groups while working to develop relationships with potential partners to optimize the exposure of our ITonis video solutions. To develop our network of potential partners and seek new business opportunities, we have visited key trade shows and events associated with our industry. We were also present at the IBC exhibition in Amsterdam and IPTV World Forum in London as an exhibitor. Parallel to our direct sales approach, we are also attempting to identify potential partners in order to develop our Internet service provider model.

We also plan to enter into arrangements with key technology distributors who offer the potential to act as distributors or resellers for our ITonis video solution. Many technology distributors have established customer relationships with Internet service providers, mobile telecommunications operators and television cable companies to whom they sell computer hardware and software. As many of these distributors will not have the ability to offer a technology solution for the delivery of on-demand video via the Internet, we believe that there is a business opportunity for us to enable them to deliver this technology solution and in effect become a “one-stop shop” for their customer needs. We also believe that establishing relationships with technology distributors can lead to new business opportunities through customers that approach technology distributors looking for a technology solution for the delivery of on-demand video via the Internet.

We have recently been contacted by a number of resellers that are interested in our technology. We may, subject to having sufficient funding, deploy demonstration video on demand solutions with interested resellers in order that the resellers can demonstrate our solutions to their clients.

Employees

As of the date of this prospectus, we have eleven full-time employees and 3 part time employees. All are employed by ITonis CZ and are based in Prague.

Competition

Customer Approach

They are numerous companies that propose to deliver on-demand video solutions over Internet with the goal of offering end users the choice of what they watch and when. To achieve this goal, these companies use the following different concepts, each of which we will compete against as we attempt to commercialise our ITonis video solution:

Intelligent Set top boxes:

Many companies offer intelligent set top boxes with an integrated hard disk for recording programs. Some of the most advanced companies in this field are TiVo and Replay TV.

PC Client based solution:

In this case, the intelligence is located inside the PC. End users must download and install a client on their home PC (connected to the home TV).Using this software, users are able to record programs and stream to various devices. One of the most advanced companies is Orb Networks, Inc.

Network based solution – Local deployment:

The intelligence and the key infrastructure are now located on the network. The players in this category typically address the needs of hotels, hospitals or residential complex. One of the players in this field is Eona.

Network based solution – Regional deployment:

The intelligence and the key infrastructure are again located on the network. However, the solution is much more scalable and thousands of end users can be served nationwide. ITonis belongs to this category. Other major players in this category are Kasenna, Envivio and Orca.

The following table compares the different customer approaches.

	Intelligent Set top box	PC client based solution	Network based – small deployment	Network based – large deployment
End user
Choice	Limited hard disk space. Need to program the set top box.	Limited hard disk space. Need to program the PC in advance.	Depends on what the service provider puts on the network and his ability to manage content. No limitation on the amount available.	All programs the service providers have access to. No limitation on the amount available.

	Intelligent Set top box	PC client based solution	Network based – small deployment	Network based – large deployment
Access	Requires user to transfer the program to the device in advance.	Ability to access from an Internet connected device. PC must be on and upstream capacity sufficient.	Movies are available only locally.	Possibility to access programs from any broadband Internet connected device.
Cost	Expensive device but usually sponsored by the service providers.	Piece of software to download is inexpensive. PC needs to be on at all times.	Usually, end device is not owned by the end users.	“Simple” Set top box needed.
Ease of use	Easy click to record requires programming.	Easy click to record requires programming.	All the programs are available when you want them.	All the programs are available when you want them.
Service provider
Cost	Data acquisition and Streaming plus set-top box sponsorship.	Data acquisition and Streaming.	Network infrastructure (Data acquisition plus storage plus streaming).	Network infrastructure (Data acquisition plus storage plus streaming).
Revenues	Usually, simple monthly fee for TV access.	Usually, simple monthly fee for TV access.	More options: pay per view and/or monthly fee.	More options: pay per view and/or monthly fee.
Maintenance	Major upgrade needed.	Easy software upgrades.	Upgrades can be done easily on the network. No intervention at the customer level.	Upgrades can be done easily on the network. No intervention at the customer level.
Security	Little control over how end users handle video content.	Little control over how end users handle video content.	Content is streamed to known devices.	Streamed content allows better control (possibility to use DRM and watermarking).

ITonis Positioning

Most of the competitors that we are aware of have identified video on demand as a key service within their business model. Their aim is to provide to their existing customers and others a complete video on demand solution. Most of these competitors did not develop their own solution and, as a result, present themselves as systems integrator, although they may provide one or several components. We believe that these competitors will market their solutions to service providers who will then be able to choose the components from the portfolio of technology vendors they support (such as streamers, storage, set top boxes, and digital rights management) and integrate the different components. We believe that their strategy is to play on flexibility and to provide an extensive list of vendors that they are able to integrate.

We believe that the key differentiator between ITonis and our competitors is that we are able to deliver a full end to end video on demand solution developed in-house. By doing so, we intend to compete by offering the potential to significantly cut the integration cost between vendors and limit the interoperability risk between third party vendors. We believe this integration issue is such a challenge that such companies such as Orca have based their whole delivery model on integration. The main components are delivered by third party vendors while they provide the “glue” by integrating the application portal and other end user interfaces. Because of high integration costs, these vendors may not be able to provide solution for small deployments. We have identified small deployments as a market opportunity and intend to target these deployments in order to enable us to achieve commercial deployments of our ITonis video solution and to help us become recognized as a reliable provider of video on demand solutions. In addition, we are able to offer key features on a simple 2Mb Internet line as a result of using advanced technologies such as RTP/RTSP network protocols.

Key Competitors

There are several competitors that offer on-demand video solutions via the Internet. Most of them specialize on specific components that they integrate with other vendors. As a result, they are able to offer a complete end to end solution. The list below presents the main competitors that have been identified.

The potential competitors named below provide video on demand solutions in their portfolio but, to our knowledge, most of them do not have any solutions that are in operation with a major service provider. The market for video on demand delivered over the Internet is very young and large deployments are rare. Most of the service operators are now in the process of evaluating the different technology offerings before making a significant commitment in the field. As we are now able to deliver these video on demand solutions, we regard ourselves as competitors to following companies. Our strategy to compete with these competitors is to obtain as early as possible our first commercial deployment of our ITonis video solution and from this point try to achieve as many commercial deployments as we are able to deliver before competitors enter into arrangements with Internet service providers.

The market for our technology is still emerging. We feel it is appropriate to list the following companies as our competitors because we feel they may have or develop technology that could affect our business opportunities by targeting the same customer base for their services.

Kasenna

Kasenna is a California based company that focuses on storage and streaming servers. The company was previously focusing on providing local solutions for hotels and hospitals. With the growth of on-demand video and Internet video services, Kasenna’s focus has turned towards the delivery of complete solutions for service operators. Kasenna’s storage servers are used by some major players such as CNN and Fastweb. In a press release dated June 26, 2006, Kasenna announced the deployment of a MPEG-4 IPTV. As a competitor offering the same range of solutions, with the same industry focus, Kasenna may win contracts over us based on their experience and references.

Envivio

Envivio is a former division of France Telecom that was spun off in 2000. Envivio is now a United States company that conducts research and development in France. We are not aware of any solution that has been brought to market by Envivio. As a business focused on delivering video solution based on MPEG-4, Envivio has extensive knowledge on the MPEG-4 format. Envivio is considered an industry expert in MPEG-4 products and systems. If the industry moves towards an MPEG-4 standard, Envivio will be a key competitor in this market.

Orca Interactive

Orca Interactive is part of the Emblaze group which is traded on the London Stock Exchange. Orca is a provider of middleware and applications for Internet and video on-demand solutions. Orca works with multiple partners in order to deliver end to end solutions. They provide integrated solutions using the components chosen by their clients. Orca has signed many agreements with different service providers as a system integrator but we are not aware of any publicly announced live deployments. Orca focuses on large customers in this market. If the market develops quickly and service providers require large deployments without small pilot or trial, it will affect our ability to compete against Orca Interactive.

Sentivision

Sentivision is a Japanese company that conducts research and development in Poland. We understand their objective is to provide a full end to end solution to their clients, including set top boxes. Accordingly, their approach is similar to our approach. We are not aware of any live deployment for the Sentivision solution. Since Sentivision’s development approach is very similar to ours, Sentivision may be aiming at the same customer base.

Tandberg Television

Tandberg Television is listed on the Oslo stock market and has operations in Asia, Australia, Europe and Americas. While the company was originally focused on encoders and decoders, we understand they have added an Internet television offering to their product range and are now able to offer this type of solution. Tandberg Television with their partner, Broadbus Technologies, Inc., claim to enable video-on-demand in more than 30 markets. Tandberg Television is a recognised company, especially in the video encoding industry. Their resources are significantly greater than ours.

Cisco

We believe Cisco is aiming at entering the television over Internet market. They have recently purchased Scientific Atlanta to enhance their offering of video services. Cisco has the resources to have a significant impact on the market. Their strategy regarding on-demand video is not known. There is a possibility that they will utilize IPTV and on-demand service as a means to increase the need for their core products, being network infrastructure. They may offer solutions at a very low cost as a means to increase the need for network upgrades. This would affect the competitive environment of the market.

Many of these competitors will have greater financial, technical and personnel resources than we do. Accordingly, they may be able to develop Internet video solutions faster than we can and bring these solutions to the market faster than we would be able to given our limited resources. Further, the brand name and industry recognition of these competitors may result in businesses that are potential customers to us deciding to purchase and deploy the Internet video solutions offered by our competitors.

Intellectual Property

General

We own intellectual property rights relating to the ITonis suite of software applications that includes trade secrets and copyright. We seek to protect our intellectual property by generally limiting access to it, treating portions of it as trade secrets and obtaining confidentiality or non-disclosure agreements from persons who are given access to it, including our developers.

TradeMark Applications

We are presently planning to seek trademark protection of the ITonis name and logo. We presently have not been granted any trademark protection of the ITonis name and logo and there is no assurance that we will achieve trademark protection.

Patents

We presently do not have any patents on the ITonis video solution.

Trade Secrets and Copyright

We enter into non-disclosure agreements with our employees and with arms length parties with whom we may be in business negotiations or with whom we may have contracted with. Further, we provide in our agreements with our employees that the intellectual property that they create during their employment with us is our property. There is a risk that employees and third parties with whom we have non-

disclosure agreements may breach their agreements with us by disclosing our trade secrets or copying works, such as our computer software, in which we may be entitled to copyright protection. Further, employees or third parties may attempt to use our trade secrets and copyrighted works for their own purposes, including competing with us.

Government Regulation

The telecommunications industry is highly regulated, and both we and our future customers and users may be affected by changes in regulation of telecommunication services. As we will be providing the technology solution to those businesses that provide telecommunications directly to consumers, we anticipate that we will not be directly subject to government regulation of the delivery of telecommunications services. However, regulations that restrict or prohibit the delivery of video services via the Internet will have the effect of reducing the potential market for our ITonis video solutions. Accordingly, the indirect impact of changes in government regulation could affect our business adversely even though the specific regulations do not apply directly to us or our services. Modifying our ITonis video solution to enable our customers and users to comply with government regulation may be costly and time-consuming and our failure to do so could result in our inability to commercialize our video solutions and carry out our plan of operations. Further, the existence of government regulation in markets into which we may wish to enter may impose prohibitive costs of operation which could result in our determination not to offer our ITonis video solutions in these markets. In addition, laws that handle those issues do not exist in some countries and need to be drafted.

Item 2.                Description of Property

Our executive office is located at Klimentska 10, 110 00 Praha 1, Czech Republic. We occupy the premises under a contract with Achat Real a.s, which provides us with approx. 1680 square feet of office space in consideration of a monthly fee of €1,950.87 ($2,570.38 per month based on a foreign exchange rate on November 30, 2006 of $1: € 0.75898) . We use this facility as our research and development facility for out ITonis video solutions. These premises are presently adequate for our current business purposes.

Item 3.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended November 30, 2006.

PART II

Item 5.                Market for Common Equity and Related Stockholder Matters

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol ITNS. Our common stock became eligible for trading on the OTC Bulletin Board on February 20, 2007.

The following table indicates the high and low bid prices of our common stock during the periods indicated:

Quarter Ended	High Bid	Low Bid

February 28, 2007	$0.170	$0.051

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As at March 20, 2007, we had 150 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our board. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We issued the following shares of our common stock without registration under the Securities Act of 1933 (the “Act”) during our fiscal year ended November 30, 2006:

  We issued 18,000,000 shares of our common stock to Nordic IPTV Company ApS (formerly Makeitwork ApS) on February 7, 2006 pursuant to an asset purchase agreement between us and Nordic IPTV dated January 31, 2006. These shares were issued in consideration for the transfer to us by Nordic IPTV of acquisition of the intellectual property relating to its television portal application server technology. We completed this offering pursuant to Section 4(2) of the Securities Act and Rule 903 of Regulation S of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to Nordic IPTV. These shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuance of shares to Nordic IPTV was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. Nordic IPTV represented to us that it is not a U.S. person, as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. Person and did not execute the asset purchase agreement in the United States.

  We issued 2,215,692 shares of our common stock at a price of $0.0833 per share to a total of nine purchasers on April 10, 2006 for total proceeds of $184,641. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made;

  and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We have issued the following shares of our common stock without registration under the Act subsequent to our fiscal year ended November 30, 2006:

  We issued 1,355,364 shares of our common stock at a price of $0.0833 per share to a total of two purchasers for total proceeds of $112,947. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

  We issued 1,200,000 shares of our common stock at a price of $0.0833 per share to Spectrum Managers Ltd. for total proceeds of $100,000. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. The sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser. Spectrum Managers did not complete on the purchase of the balance of 10,800,000 shares as originally contemplated by the subscription agreement between us and Spectrum Managers dated December 12, 2006. This subscription agreement has been terminated by us.

  We issued 600,000 shares of our common stock to a consultant pursuant to a consultant agreement in consideration for services provided by the consultant. We completed this offering pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the consultant is an “accredited investor”, as defined in Rule 501(a) of the Securities Act. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the purchaser in accordance with Regulation D confirming that the shares cannot be resold or transferred other than pursuant registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultant.

Item 6.                Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended November 30, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended November 30, 2006.

Our Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified, subject to our achieving the requisite financing:

1.

We plan to carry on the development of the ITonis video solution from our research and development facility in Prague. Our general administrative overhead cost for our Prague office is approximately $40,000 per month. This amount includes salaries, computer hardware, rent and other general expenses associated with our Prague office. If we are successful in securing initial commercial sales of our ITonis video solutions, then we anticipate that these expenses may increase to $80,000 per month by the end of the second quarter of fiscal 2007, subject to financing. This increase in cost would be attributable to adding additional personnel to our development team and to put in place a team of employees to provide customer support services.

2.

We plan to carry out sales and marketing of our ITonis video solution over the next twelve months with the objective of securing sales to several clients. Our direct marketing activities will be carried out by our employees from our Prague office. As such, the expense for these marketing activities will be within our general and administrative expenses for the Prague office, as outlined above. In addition, ITonis distributors (Nordic IPTV Company ApS and Sofia Digital) undertake those activities for which we pay a percentage of the sales.

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

4.

We plan to deploy a small scale commercial solution for an Internet service provider in China that will offer the basic functionality of the ITonis video solution. We anticipate that this installation would cost approximately $50,000. This cost would cover the hardware and software for the solution. Implementation will be performed by ITonis CZ. This component of our plan of operations is contingent upon us securing a joint venture with a local partner.

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

As at November 30, 2005, we had cash reserves of $164,550 and working capital of $81,093. As at November 30, 2006, our cash reserves had declined to $1,571 and we had a working capital deficit of $442,867. Our planned expenditures over the next twelve months are $1,000,000. Accordingly, we anticipate that we will require financing in the amount of approximately $1,500,000 in order to carry out our plan of operations for the next twelve months.

During the twelve month period following the date hereof, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations over the next one month without additional financing. This projection does not account for any revenues that we may earn from licensing sales of components to our ITonis video solution. We believe that we will require additional financing in order to commercialize our ITonis video solution in order to earn revenues that exceed our operating expenses.

We have reduced our operating costs to a minimum in order to preserve our available cash and working capital so that we can continue to sustain our operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. We presently have no arrangements in place for additional financing beyond the completed offering of units. In the absence of such additional financing, we may not be able to continue our plan of operations beyond the next month and our business plan may fail. If we do not obtain the required additional financing, we will initially scale back our business operations and may ultimately be forced to abandon our plan of operations and our business activities.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Financial Accounting Standards No. 7. We are presently devoting all of our present efforts to establishing a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet.

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

Foreign Currency Translations

Our functional currency is the Czech Koruna (“CZK”), and our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

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

Software Costs

Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before March 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to March 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Results Of Operations – Years ended November 30, 2006 and 2005

References to the discussion below to fiscal 2006 are to our most recently completed fiscal year ended November 30, 2006. References to fiscal 2005 is to our fiscal year ended November 30, 2005. References to the fiscal 2007 are to our current fiscal year that will end November 30, 2007.

		From	From
	For the Year	Incorporation	Incorporation
	Ended November	(July 5, 2005) to	(July 5, 2005) to
	30, 2006	November 30, 2005	November 30, 2006
	(Audited)	(Audited)	(Audited)
Revenue from sales	$24,351	$-	$24,351
Cost of sales	$9,424	$-	$9,424
Gross profit	$14,927	$-	$14,927
General and Administrative Expenses
Intellectual property	1,500,000	447,637	1,947,637
Software development costs	321,433	41,121	362,554
Marketing and distribution	120,000	-	120,000
Audit and accounting	91,493	64,464	155,957
Salaries & wages	66,581	-	66,581
Legal	59,476	11,792	71,268
Office	54,324	623	54,947
Consulting	35,336	-	35,336
Rent	32,019		32,019
Depreciation	19,849	841	20,690
Investor Relations	18,680	-	18,680
Bad debts	9,789	-	9,789
Stock-based compensation	9,014	-	9,014
Filing fees	7,287	-	7,287
Foreign Exchange Loss	5,850	-	5,850
	$2,351,131	$566,478	$2,917,609
Loss from Operations	($2,336,204)	($566,478)	($2,902,682)
Other Income (Expense):
Other Income	$33,926	-	$33,926
Loss for the Period	($2,302,278)	($566,478)	($2,868,756)

Revenue

We generated our initial revenues during fiscal 2006. We delivered our encoding platform to a customer for encoding content from DVD disks onto the customer’s video demand platform. The encoding platform is one of the components of the ITonis video solution.

These initial revenues are not significant in relation to our overall expenses. We anticipate that we will not earn any significant revenues until such time as we have achieved commercial deployment of our ITonis video solution.

Intellectual Property

We acquired the “TV Everywhere” software technology from Onyx Trading on November 16, 2005 by issuing 30,000,000 common shares. This resulted in Onyx Trading holding approximately 64% of our shares. The value assigned to the 10,000,000 common shares was $447,637, being the historical cost of the technology to Onyx Trading. This is in accordance with SAB Topic 5G as Onyx Trading has retained a substantial indirect interest in the technology that was transferred. This amount was expensed during fiscal 2005 as it did not meet the criteria for capitalization as set out in SFAS No. 86.

We valued the TV portal application software technology that we acquired from Nordic IPTV at $1,500,000 based on a value of $0.08333 per share being assigned to the 18,000,000 shares that we issued to Nordic IPTV to acquire this technology. This amount was expensed during fiscal 2006 as it did not meet the criteria for capitalization as set out in SFAS No. 86.

Software Development Costs

Software development costs represent amounts attributable to the development of our proprietary software.

Software development costs during fiscal 2006 included:

  amounts paid to Xeris in respect of development work on our ITonis video solution completed by Xeris prior to our taking over software development activities from Xeris in January 2006;

  software development work that we completed in-house.

Marketing And Distribution

Our marketing and distribution expenses include amounts that we pay under our reseller and consulting services agreement with Nordic IPTV. As this agreement was entered into in February 2006, no expenses under this agreement were recorded in fiscal 2005.

We recorded $120,000 in expenses under the Nordic IPTV agreement in fiscal 2006 in respect of four months of service provided by John Marienhof as commercial director of ITonis. In accordance with our agreement with Nordic IPTV, this amount has not been paid but has been accrued.

Audit and Accounting

Our accounting and auditing expenses include professional fees for accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements.

We incurred significant accounting and auditing expenses during fiscal 2005 in connection with our corporate organization and the preparation of our initial financial statements. Accounting and auditing expenses during fiscal 2006 were in connection with the preparation and audit of our financial statements for fiscal 2005 prepared in connection with the filing of a registration statement with the SEC. We will continue to incur auditing and accounting expenses on an ongoing basis in connection with our continuous disclosure obligations as a reporting company under the United States Securities Exchange Act of 1934.

Salaries And Wages

Salaries and wages are primarily comprised of salaries paid to employees of ITonis CZ who are employed at our research and development facility in Prague.

Salaries and wages were $nil in fiscal 2005 as we only completed the acquisition of the our initial software technology from Onyx Trading on November 16, 2005. Salaries and wages increased in fiscal 2006 as we hired our initial employees and took over development of the ITonis video solution from Xeris.

Legal

Our legal expenses include professional fees that we pay to our legal counsel.

Our legal expenses in fiscal 2005 represent amounts paid to legal counsel in connection with our corporate organization. Our legal expenses in fiscal 2006 represent amounts paid to legal counsel in connection with our corporate organization and the preparation of a registration statement that we filed with the SEC. We will continue to incur legal expenses on an ongoing basis in connection with our continuous disclosure obligations as a reporting company under the United States Securities Exchange Act of 1934.

Office

Our office expenses include the rent that we pay for our research and development facility in Prague and general office expenses.

Our office expenses increased significantly in fiscal 2006 as the result of ITonis CZ entering into a lease for our research and development facility in Prague. This lease expense will be ongoing through fiscal 2007.

Consulting

Consulting fees represent amounts that we pay to consultants that are engaged by us.

We did not incur any consulting fees during fiscal 2005 as we were inactive for most of this fiscal year. We incurred consulting fees during fiscal 2006 as our business activities increased.

Depreciation

Depreciation expenses represents depreciation of our computer hardware and equipment.

Depreciation expenses in fiscal 2005 and in fiscal 2006 represent depreciation of computer hardware and equipment that we acquired in connection with the development and testing of our ITonis video solution.

Other Income

Our other income during fiscal 2006 was comprised of:

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

We did not generate any significant revenues from the sales or deployment of our ITonis video solutions during fiscal 2005 or fiscal 2006.

Liquidity And Capital Resources

Cash and Working Capital

As at November 30, 2006, we had cash of $1,571 and a working capital deficit of $442,867, compared to cash of $164,550 and working capital of $81,093 as at November 30, 2005.

Related Party Loan

During fiscal 2006 Mr. Lavaud granted us loans totaling $35,882. The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand.

Plan Of Operations

Our planned expenditures over the next twelve months are approximately $1,000,000. As described above under “Our Plan of Operations”, we anticipate that we will require financing in the amount of approximately $1,500,000 in order to carry out our plan of operations for the next twelve months. While this amount may be offset by any gross profits that we earn from sales of our ITonis video solutions, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above under “Our Plan of Operations”. We have completed the private placement of units, as outlined above under “Our Plan of Operations”, in furtherance of achieving the required financing, although there is no assurance that the share purchase warrants issued in connection with this financing will be exercised.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $399,934 during fiscal 2006 compared to $34,543 in fiscal 2005. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash in investing activities in the amount of $33,119 during fiscal 2006 and compared to $30,283 in fiscal 2005. Cash used in investing activities was attributable primarily to the purchase of computer hardware and equipment that we have acquired in connection with the development and testing of our ITonis video solution.

Cash from Financing Activities

We generated cash from financing activities in the amount of $284,641 during fiscal 2006 compared to $229,376 in fiscal 2005. Cash generated by financing activities is attributable to the private placement financings of our common stock that we have completed since our incorporation.

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

Item 7.                Financial Statements

The following audited consolidated financial statements of Itonis Inc. (the “Company”) are included in this Annual report on Form 10-KSB:

Page

Report of Danziger Hochman Partners LLP, Chartered Accountants	F-1

Report of Staley Okada & Partners, Chartered Accountants	F-2

Consolidated Balance Sheets as at November 30, 2006 and 2005	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the period from incorporation (July 5, 2005) to November 30, 2006	F-4

Consolidated Statements of Operations for the year ended November 30, 2006 and for the periods from incorporation (July 5, 2005) to November 30, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the year ended November 30, 2006 and for the periods from incorporation (July 5, 2005) to November 30, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

ITONIS INC.

(Formerly Kenshou Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006 and 2005

US FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Itonis Inc.

We have audited the accompanying consolidated balance sheet of Itonis Inc. (the “Company”) (formerly Kenshou Inc.) as of November 30, 2006, and the related consolidated statements of changes in stockholders’ equity (deficiency), operations, and cash flows for the year ended November 30, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of November 30, 2006, and the results of its operations and its cash flows for the year ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a working capital deficiency, an accumulated deficit and operating cash flow deficit and that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Danziger Hochman Partners LLP

Danziger Hochman Partners LLP
Toronto, Canada
April 2, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders of ITonis Inc.:

We have audited the accompanying consolidated balance sheet of ITonis Inc. (the “Company”) (formerly Kenshou Inc.) as at November 30, 2005 and the related consolidated statements of changes in stockholders’ equity, operations, and cash flows for the period ended November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 9 of the November 30, 2005 consolidated financial statements, these financial statements have been restated to properly reflect the value assigned to the 20,000,000 shares issued for the acquisition of an intellectual property (Note 4 of the November 30, 2005 financial statements) in accordance with SAB Topic 5G. The restatement indicated above resulted to a change in the net loss for the period ended November 30, 2005 and in the accumulated deficit during the development stage.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2005, and the results of its operations and its cash flows for the period ended November 30, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the November 30, 2005 financial statements, the Company is dependent upon financing to continue operations, and had suffered losses from operation. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1 of the November 30, 2005 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, BC, Canada	STALEY, OKADA & PARTNERS
February 17, 2006 (except as to Note 9 of the November	CHARTERED ACCOUNTANTS
30, 2005 financial statements, which is as of June 16, 2006)

ITonis Inc.	Statement 1
(Formerly Kenshou Inc.)
(A Development Stage Company)

Consolidated Balance Sheets
US Funds

		As at
		November 30,
	As at	2005
	November 30,	(Restated –
ASSETS	2006	Note 10)
Current
Cash	$1,571	$164,550
Accounts receivable	4,934	-
Prepaid expenses	25,590	-
	32,095	164,550

Equipment	47,859	29,442
	$79,954	$193,992

LIABILITIES
Current
Accounts payable	$228,463	$36,324
Accrued liabilities	62,668	15,801
Due to related parties	183,831	31,332
	474,962	83,457

Going Concern

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common stock
Authorized:
300,000,000 common shares with $0.001 par value
Issued, allotted and fully paid:
68,781,981 common shares (47,216,289 –
November 30, 2005)	68,782	47,216
Additional paid-in capital	2,414,386	629,797
Preferred stock
Authorized:
5,000,000 preferred shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Gain	(9,420)	-
Deficit – Accumulated during the development stage	(2,868,756)	(566,478)
	(395,008)	110,535
	$79,954	$193,992

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
US Funds

				Deficit
				Accumulated		Total
	Common Stock		Additional	During the	Accumulated	Stockholders'
			Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Gain	(Deficiency)

Founder shares issued for cash at
$0.001 per share on July 8, 2005	750,000	$750	$(250)	$-	$-	$500
Shares issued for cash at $0.007 per
share on September 14, 2005	12,000,000	12,000	68,000	-	-	80,000
Shares issued for cash at $0.033 per
share on November 16, 2005	4,466,289	4,466	144,410	-	-	148,876
Shares issued for acquisition of
software at $0.015 per share on
November 16, 2005 .	30,000,000	30,000	417,637	-	-	447,637
Loss for the period	-	-	-	(566,478)	-	(566,478)
Balance - November 30, 2005	47,216,289	47,216	629,797	(566,478)	-	110,535
Shares issued for acquisition of
intellectual property at $0.083 per
share on February 7, 2006	18,000,000	18,000	1,482,000	-	-	1,500,000
Shares issued for cash at $0.083 per
share on April 10, 2006	2,215,692	2,216	182,425	-	-	184,641
Shares allotted for consulting services at
$0.083 per share	150,000	150	12,350	-	-	12,500
Shares allotted for cash at $0.083 per
share	1,200,000	1,200	98,800	-	-	100,000
Stock-based compensation	-	-	9,014	-	-	9,014
Loss for the period	-	-	-	(2,302,278)	-	(2,302,278)
Foreign currency translation adjustment	-	-	-	-	(9,420)	(9,420)

Balance – November 30, 2006	68,781,981	$68,782	$2,414,386	$(2,868,756)	$(9,420)	$(395,008)

- See Accompanying Notes -

ITonis Inc.	Statement 3
(Formerly Kenshou Inc.)
(A Development Stage Company)

Consolidated Statements of Operations
US Funds

		From	From
	For the	Incorporation	Incorporation
	Year	(July 5, 2005)	(July 5, 2005)
	Ended	to	to
	November 30,	November 30,	November 30,
	2006	2005	2006
Sales	$24,351	$-	$24,351
Cost of Sales	9,424	-	9,424
Gross Profit	14,927	-	14,927
General and Administrative Expenses
Intellectual property	1,500,000	447,637	1,947,637
Software development costs	321,433	41,121	362,554
Marketing and distribution	120,000	-	120,000
Audit and accounting	91,493	64,464	155,957
Salaries & wages	66,581	-	66,581
Legal	59,476	11,792	71,268
Office	54,324	623	54,947
Consulting	35,336	-	35,336
Rent	32,019		32,019
Depreciation	19,849	841	20,690
Investor relations	18,680	-	18,680
Bad debts	9,789	-	9,789
Stock-based compensation	9,014	-	9,014
Filing fees	7,287	-	7,287
Foreign exchange loss	5,850	-	5,850
	2,351,131	566,478	2,917,609

Loss from Operations	(2,336,204)	(566,478)	(2,902,682)

Income
Other income	33,926	-	33,926

Loss for the Period	$(2,302,278)	$(566,478)	$(2,868,756)

Loss per Share - Basic and Diluted	$(0.04)	$(0.06)

Weighted Average Shares Outstanding	63,271,418	10,238,365

Comprehensive Loss
Loss for the period	$(2,302,278)	$(566,478)	$(2,868,756)
Foreign currency translation adjustment	(9,420)	-	(9,420)

Total Comprehensive Loss for the Period	$(2,311,698)	$(566,478)	$(2,878,176)

Comprehensive Loss per Share	$(0.04)	$(0.06)

- See Accompanying Notes -

ITonis Inc.	Statement 4
(Formerly Kenshou Inc.)
(A Development Stage Company)

Consolidated Statements of Cash Flows
US Funds

		From		From
	For the Year	Incorporation		Incorporation
	Ended	(July 5, 2005	) to	(July 5, 2005	) to
	November 30,	November 30,		November 30,
	2006	2005		2006
Operating
Loss for the period	$(2,302,278)	$(566,478)		$(2,868,756)
Items not involving an outlay of cash:
Bad debts	9,789	-		9,789
Depreciation	19,849	841		20,690
Stock-based compensation included in
wages	9,014	-		9,014
Shares allotted for services included in
investor relations	9,651	-		9,651
Intellectual property	1,500,000	447,637		1,947,637
Changes in non-cash working capital items:
Due from related party	(14,723)	-		(14,723)
Prepaid expenses	(22,741)	-		(22,741)
Accounts payable	192,139	36,324		228,463
Accrued liabilities	46,867	15,801		62,668
Due to related parties	152,499	31,332		183,831
	(399,934)	(34,543)		(434,477)

Investing
Purchase of equipment	(33,119)	(30,283)		(63,402)
	(33,119)	(30,283)		(63,402)

Financing
Share issuances for cash	284,641	229,376		514,017
	284,641	229,376		514,017

Effect of exchange rate translation adjustments	(14,567)	-		(14,567)

Net Increase (Decrease) in Cash	(162,979)	164,550		1,571
Cash - Beginning of period	164,550	-		-
Cash - End of Period	$1,571	$164,550		$1,571

Income Taxes Paid	$-	$-		$-
Interest Paid	$-	$-		$-

Supplemental Schedule of Non-Cash
Investing and Financing Transactions
Shares issued for intellectual property	$1,500,000	$447,637		$1,947,637
Shares allotted for services	$12,500	$-		$12,500
Effect of exchange rate changes on equipment	$5,147	$-		$5,147

- See Accompanying Notes -

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

1.	Organization and Going Concern

Organization

ITonis Inc. (formerly Kenshou Inc.) (the "Company" or “ITonis”) was incorporated on July 5, 2005 as Kenshou Inc. under the laws of the State of Nevada. On December 2, 2005, the Company changed its name to ITonis Inc.

The Company intends to be a provider of video solution and services for video content owners and distributors. The Company’s goal is to facilitate the distribution of video content by providing an electronic channel for distribution based on on-demand services. The Company intends to position itself as a service/platform provider for the delivery of such content.

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

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at November 30, 2006, the Company has a working capital deficiency of $442,867, an accumulated deficit of $2,868,756 and has incurred an accumulated operating cash flow deficit of $434,477 since incorporation. The Company intends to continue funding operations through sales, debt, and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Consolidation

On January 4, 2006 the Company incorporated a wholly owned subsidiary in the Czech Republic named ITonis CZ s.r.o. (“ITonis CZ”) for the purposes of operating the Company’s development offices. These consolidated financial statements include the accounts of both companies since their respective incorporation dates. All intercompany balances and transactions have been eliminated.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies - Continued

	b)	Fiscal Period

The Company’s fiscal year ends on November 30.

	c)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

	d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

	e)	Development Stage Company

The Company is a development stage company as defined by SFAS No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	f)	Cash and Cash Equivalents

Cash and cash equivalents comprise highly liquid debt instruments purchased with an initial maturity of three months or less.

	g)	Equipment and Depreciation

Equipment is stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful
life (in years)
Office and computer equipment	3

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies - Continued

	h)	Long-Lived Assets

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” In accordance with this statement, the Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If indicators of impairment exist, the Company would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized if, and to the extent that, the carrying amount of such assets exceeds their respective fair values. The Company would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, the Company would discount the expected estimated future cash flows.

	i)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the year compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the year in which the loss first becomes apparent. Payment terms vary by contract.

	j)	Foreign Currency Translations

The Company’s functional currency is Czech Koruna (“CZK”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

		ii)	Non-monetary assets and liabilities, and equity at historical rates, and

iii)

Revenue and expense items at the average rate of exchange prevailing during the year. Gains and losses on re-measurement are included in determining net income for the year Translation of balances from the functional currency into the reporting currency is conducted as follows:

		ii)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

		ii)	Equity at historical rates, and

iii)

Revenue and expense items at the average rate of exchange prevailing during the year. Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	k)	Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included in general and administrative expenses in the accompanying statements of operations.

	l)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

	m)	Fair Value of Financial Instruments and Risk Concentrations

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities and amounts due to related parties approximate their fair value because of the short maturity of these instruments.

The Company’s operations are in the Czech Republic and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	n)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal years.

	o)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Eastern Europe and United States (Note 6).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	p)	Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before March 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to March 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

	q)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

	r)	Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at November 30, 2006 and 2005. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

	s)	Website Development Costs

EITF Issue 00-2 “Accounting for Web Site Development Costs” reached a consensus that, regardless of whether the website planning activities specifically relate to software, all costs incurred in the planning stage should be expensed as incurred. However, costs incurred in the operation stage that involve providing additional functions or features to the website should be accounted for as, in effect, new software. That is, costs of upgrades and enhancements that add functionality should be expensed or capitalized based on the general model of SOP 98-1 and FASB Statement 86.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	t)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Technological feasibility has not been established at November 30, 2006.

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet. During the period, the Company expensed all software development costs.

	u)	Obligations Under Capital Leases

Leases are classified as either capital or operating. Leases that transfer substantially all of the benefits and risks of ownership of property to the company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded with its related long-term financing. As at the current year-end, the Company does not have any capital lease obligations. Payments under operating leases are expensed as incurred.

	v)	Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single- employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending September 30, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	v)	Recently Adopted Accounting Standards – Continued

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on October 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

3.	Equipment

	Details are as follows:
				Net Book	Net Book
				Value	Value
			Accumulated	November 30,	November 30,
		Cost	Depreciation	2006	2005
	Office equipment and furniture	$63,402	$(20,690)	$42,712	$29,442
	Effect of exchange rate
	changes on equipment	6,723	(1,576)	5,147	-
		$70,125	$(22,266)	$47,859	$29,442

4.	Software Costs

a)

By agreement dated October 1, 2005, the Company acquired from an unrelated party (“Onyx”), the TV Everywhere Technology (“intellectual property”) by issuing 30,000,000 common shares. This resulted in Onyx owning approximately 64% of the Company. The value assigned to the 30,000,000 common shares was $447,637 being the historical cost to Onyx (Note 10). This is in accordance with SAB Topic 5G as Onyx has retained a substantial indirect interest in the technology that was transferred. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

b)

By agreement dated January 31, 2006, the Company acquired from an unrelated party, all rights, title and interest in and to the intellectual property relating to FTH Broadband technology known as the “NVE Fiber Middleware Administration Architecture” in exchange for 18,000,000 common shares of the Company. The intellectual property right was assigned to the Company on February 7, 2006. The value assigned to the 18,000,000 common shares was $1,500,000 being equal to the most recent share transaction of the Company of $0.083 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

5.	Commitments and contingencies

a)

The Company entered into a two-year marketing and distribution consulting service agreement dated January 1, 2006 with a company (the “Agent”) with a significant interest in the Company. Under the terms of the agreement, the Company granted the Agent the exclusive rights in Denmark and non-exclusive rights in Europe and Greenland to market and distribute the Company’s services and products. The Agent also agreed to provide the Company the services of one of its employees for the duration of this agreement, to act as Commercial Director of the Company and to provide such services to the Company in accordance with a job description to be agreed in writing between the parties. The Company agreed to pay the Agent the greater of 40% of the net profits resulting from the sale of services and products or $30,000 per month for the Commercial Director. Either party may, at any time, give three months advance written notice of termination of this agreement. As at November 30, 2006, $120,000 has been accrued in these consolidated financial statements for marketing and distribution fees payable under this agreement (Note 7c).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

5.	Commitments and contingencies - Continued

During the year, the Company executed a letter of agreement with the Agent confirming that the provision of the agreement relating to the services of the Commercial Director has been terminated and the only obligation in respect of such services is the $120,000 previously accrued. No further payments are required under the agreement except for payment of the 40% commission based on sales as the agreement remains in effect until December 31, 2007.

b)

By agreement dated August 17, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ending December 31, 2006. The consideration for the services includes $12,000 in cash payments and 150,000 common stock of the Company. The amount of $6,000 (accrued) and 75,000 common shares were payable on August 25, 2006, the execution date, and the balance of $6,000 and 75,000 common shares are due within 90 days from the execution date. These 150,000 shares were allotted as at November 30, 2006 at $0.083 per share and will be issued in fiscal 2007.

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $200 per hour or $1,500 per full workday. Termination of the contract will occur upon written notice to either party by the other party.

	c)	At November 30, 2006, the Company did not maintain insurance coverage over its assets.

6.	Segmented Information

Details on a geographic basis as at November 30, 2006 are as follows:

	Eastern
	Europe	U.S.A.	Total
Assets	$73,623	$6,331	$79,954
Revenue	$24,351	$-	$24,351
Loss for the year	$(437,093)	$(1,865,185)	$(2,302,278)

Details on a geographic basis as at November 30, 2005 are as follows:
	Eastern
	Europe	U.S.A.	Total
Assets	$39,812	$154,180	$193,992
Loss for the period	$(1,798)	$(564,680)	$(566,478)

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

	a)	During the year ended November 30, 2005, the Company issued 250,000 founder shares to a former director of the Company for cash proceeds of $500.

b)

During the year ended November 30, 2005, the Company purchased $30,283 worth of office furniture and equipment from a separate company that has a director in common with the Company. The office furniture and equipment were valued at the estimated fair market value at the date of purchase. The original cost to the related company was approximately $33,000

	c)	The amount due to related parties consists of

		i)	$120,000 of non-interest bearing, due on demand accrued fees owing to a separate company that holds a significant interest in the Company.
		ii)	$35,882 (780,800 CZK) loan from a director and officer of the Company. The loan is evidenced by a promissory note, is unsecured and non-interest bearing and payable on demand.
		iii)	$1,432 (30,405 CZK) payable from a Company with a director in common. The payable was incurred during the normal course of business transactions and has been paid subsequent to year end.
		iv)	$26,517 (562,861 CZK) of accrued salaries owed to directors or officers of the Company.

	d)	During the year ended November 30, 2006, consulting fees of $18,577 were charged to a separate company who has a director in common with the Company. This revenue is included in other income.

	e)	During the year ended November 30, 2006, software development costs of $1,333 were paid to a separate company who has a director in common with the Company.

f)

During the year ended November 30, 2006, the Company paid $13,814 (2005 - $41,121) for software development costs to a separate company that has a director in common with the Company. Of this, $Nil (2005 - $31,332) remains unpaid at period end. This amount was non- interest bearing and due on demand.

g)

During the year ended November 30, 2006, management determined an account receivable in the amount of $9,789 from a separate company who has a director in common with the Company to be uncollectible and therefore has written off this receivable to bad debts.

	h)	During the year ended November 30, 2006, $11,565 (263,748 CZK) was paid to a director in salary.

These transactions were incurred in the normal course of operations and were measured at the exchange amount of consideration established and agreed to by the related parties.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

8.

Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $582,657, which may be carried forward until 2025 and used to reduce taxable income of future years and net operating losses for Czech income tax purposes of approximately $436,015, which may be carried forward until 2011 and used to reduce taxable income of future years. In addition, the Company has $1,947,637 of intellectual property costs deductible for tax purposes at $130,000 per year. Details of deferred income tax assets:

	November 30,	November 30,
Deferred income tax assets:	2006	2005
Non-capital losses	$1,018,672	$123,815
Intellectual property costs deductible for tax	1,829,487	442,663
purposes
	2,848,159	566,478
Effective US and CZ corporate tax rates	30%	34%
Deferred income tax asset	854,451	192,603
Valuation allowance	(854,451)	(192,603)
	$-	$-

The potential future tax benefits of these losses have not been recognized by the Company in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

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

b)

During the year ended November 30, 2006, the Company entered into a five-month investor relations consulting agreement with an unrelated party for consideration of $12,000 and 150,000 common shares, valued at $12,500. Of the share amount, $9,651 was expensed during the year, and the remaining $2,849 was classified as prepaid expense, which will be expensed as incurred during subsequent periods.

c)

During the year ended November 30, 2006, the Company negotiated a subscription agreement (signed December 12, 2006) with a private investor for the purchase of 1,200,000 shares at $0.083 per share, for total cash proceeds of $100,000 (received October 12, 2006). The subscriber had until March 31, 2007 to purchase up to an additional 10,800,000 shares at $0.083. As at March 31, 2007, the subscriber did not purchase the additional 10,800,000 shares.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

9.	Capital Stock - Continued

	d)	See Note 11d).

	e)	Share Purchase Options

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

On June 16, 2006, the Company granted employees of the Company options to purchase up to 1,500,000 common shares of the Company at an exercise price of $0.267 per share on or before June 16, 2009. These options have an estimated value of $30,875 on the grant date.

The options granted during the year ended November 30, 2006 were valued at $30,875 using the Black-Scholes option pricing model with the following assumptions:

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

The weighted average fair value of the options granted was $0.02.

Option pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2006 and 2005
US Funds

10.	Restatement

The consolidated financial statements for the period ended November 30, 2005 have been restated to properly reflect the value assigned to the intellectual property acquired by the Company on October 1, 2005 (Note 4a) from $1,000,000 to $447,637.

The 30,000,000 shares issued to acquire the intellectual property were re-valued from $0.033 to $0.015 per share to reflect Onyx’s historical cost of $447,637 in relation to developing the intellectual property.

The effects of the restatement on the financial statements are as follows:

	From
	Incorporation	From
	(July 5,	Incorporation
	2005)	(July 5,
	to	2005)
	November 30,	to
	2005	November 30,
	(Prior to	2005
	restatement)	(Restated)
Loss for the period	$(1,118,841)	$(566,478)
Loss per share – Basic and diluted	$(0.11)	$(0.06)
Deficit – Accumulated during the development stage	$(1,118,841)	$(566,478)
Shares issued for acquisition of intellectual property	$1,000,000	$447,637

11.	Subsequent Events

	a)	On December 20, 2006, the Company negotiated a subscription agreement with a private investor for the purchase of 155,364 shares at $0.083 per share, for total cash proceeds of $12,947.

b)

On December 29, 2006, the Company granted employees of the Company options to purchase up to 1,500,000 common shares of the Company at an exercise price of $0.267 per share on or before June 16, 2009. These options had an estimated value of $20,714 on the grant date.

	c)	On January 12, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 1,200,000 shares at $0.083 per share, for total cash proceeds of $100,000.

d)

On March 8, 2007, the board of directors approved the stock split of the Company’s shares of common stock on the basis of three new shares of common stock for one share of old common stock of the Company. Pursuant to SAB Topic 4c, all common share information presented in these financial statements is retroactively presented on a post-consolidation basis, including all share amounts and per share prices.

Item 8.                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Resignation of Staley, Okada & Partners, Chartered Accountants

We received notice on December 5, 2006 of the immediate resignation of Staley, Okada & Partners, Chartered Accountants (“Staley, Okada”) as our principal independent accountant. The resignation followed a transaction whereby certain assets of Staley, Okada were sold to PricewaterhouseCoopers and a number of the professional staff and partners of Staley, Okada joined PricewaterhouseCoopers. Our board of directors accepted the resignation of Staley, Okada as principal independent accountant.

The report of Staley, Okada dated February 17, 2006 (except as to Note 9, which is as of June 16, 2006) on our balance sheet at November 30, 2005 and the related consolidated statements of changes in stockholders’ equity, operations, and cash flows for the period from incorporation (July 5, 2005) to November 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

In connection with the audit of the period from incorporation (July 5, 2005) to November 30, 2005 and during the subsequent interim period through to the date of their resignation, there were no disagreements between us and Staley, Okada on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Staley, Okada would have caused them to make reference thereto in their reports on our audited financial statements.

We provided Staley, Okada with a copy of the foregoing disclosures and requested in writing that Staley, Okada furnish us with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not they agree with such disclosures. We received the requested letter from Staley, Okada wherein they have confirmed their agreement to our disclosures. A copy of Staley, Okada’s letter has been filed as an exhibit to our current report on Form 8-K filed with the SEC on December 11, 2006.

Engagement of Moores Rowland Audit s.r.o.

On January 22, 2007, we engaged Moores Rowland Audit s.r.o. (“Moores Rowland”) as our principal independent accountants for the purpose of auditing our financial statements for the fiscal year ended November 30, 2006.

Engagement of Danziger Hochman Partners LLP, Chartered Accountants

Following the engagement of Moores Rowland as our principal independent accountants, we subsequently determined to engage Danziger Hochman Partners LLP (“DHP”) as our principal independent accountant. We have continued the engagement of Moores Rowland for the purpose of auditing the financial statements of our subsidiary, ITonis CZ s.r.o., a Czech Republic corporation (“ITonis CZ”). On February 9, 2007, we entered into an engagement letter with DHP with respect to the engagement of DHP as our principal independent accountants for the purpose of auditing our financial statements for fiscal year ended November 30, 2006. Moores Rowland resigned as independent auditor concurrently on February 9, 2007. The decision to engage DHP as principal independent accountant was approved by our board of directors.

Moores Rowland has not issued any audit report on the financial statements of the Company. During the period from the engagement of Moores Rowland as principal independent auditor on January 22, 2007 to February 9, 2007, there were no disagreements between us and Moores Rowland on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Moores Rowland would have caused them to make reference thereto in their reports on our audited financial statements.

We provided Moores Rowland with a copy of the foregoing disclosures and has requested in writing that Moores Rowland furnish us with a letter addressed to the SEC stating whether or not they agree with such disclosures. We received the requested letter from Moores Rowland which was filed with the SEC on February 23, 2007 by way of an amendment to our current report on Form 8-K.

Item 8A.              Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Nicolas Lavaud. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal year ended November 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended November 30, 2006.

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

Item 8B.              Other Information

Not applicable.

PART III

Item 9.                Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of April 3, 2007 are as follows:

Directors:

Name of Director	Age

Nicolas Lavaud	34

Antonin Kral	27

Executive Officers:

Name of Executive Officer	Age	Office

Nicolas Lavaud	34	President, Chief Executive Officer, Chief Financial Officer and Secretary

Antonin Kral	27	Chief Technical Officer

The following describes the business experience of our directors and executive officers. Mr. Lavaud and Mr. Kral are not and have not in the past been directors of any reporting company under the Exchange Act or any other publicly traded company.

Nicolas Lavaud has been President, Chief Executive Officer, Chief Financial Officer and Secretary since November 16, 2005. He is also managing director of ITonis CZ. Mr. Lavaud holds a Master of Telecommunications degree from Monash University in Melbourne and Ecole Nationale Supérieure des Télécommunications de Paris. Mr. Lavaud worked with Telstra Research Labs (an Australian telecommunications company) in Melbourne from November 1996 to December 1997, contributing to the development of the national data network and providing insight on different leading edge technology projects such as Voice over Internet. From June 1998 to September 1999, Mr. Lavaud was responsible for all technical matters for Delta Partners (network planning software developers) in the United Kingdom where he also provided technical consultancy for software evolution and supported the business development. From October 1999 to August 2004, he held the position of Value Added Services Development manager at Czech Telecom in Prague where he was also responsible for new services and contributed to various projects such as Unified Messaging, fixed SMS and Voice over IP. From August 2000 to August 2003, he developed the Electronic channel Solution Centre in Prague for iPLATO, and managed the Centre while developing business and providing consultancy in Eastern Europe. In August 2004, Mr. Lavaud set up and ran Xeris s.r.o. ("Xeris"), a fully operational research and development centre capable of delivering short terms solutions but also very complex projects until January 2006, where he was responsible for day to day management, business development, partnership management and recruitment.

Mr. Lavaud presently devotes approximately 40 hours per week of his business time to our business, representing substantially all of his business time. During the first quarter of fiscal 2006, Mr. Lavaud provided approximately 36 hours per month performing administrative tasks for Xeris, with the balance of his time being devoted to our business. This outsourcing work was completed in the first quarter of fiscal 2006 and is not continuing. Accordingly, Mr. Lavaud does not devote any of his current business time to the business of Xeris.

Antonin Kral has been a director and our Chief Technical Officer since February 7, 2006. He is responsible for the complete analysis of ITonis video solution, including the design of network topology. He holds a Masters degree from the Czech Technical University and currently works on his Phd in the Department of Mathematics, Faculty of Nuclear Sciences and Physical Engineering. He has been involved in many projects including the Deployment of IPv6 at Pragonet and the design team when developing the network for DHL computing center. At the University he deployed IPv6 for the whole Czech Technical University (CTU) and managed and administrated the whole CTU campus network (Novel Netware, UNIX servers and 2500 workstations connected to the university backbone and Internet) as well as computer clusters of CTU computer science department. Mr. Kral is a lector at CTU (Computer science) on Computer networks and Textual information Systems. He has also been a Member of the board of experts at the Ministry of Informatics – Czech Republic since October 2004. Mr. Kral has also been involved in research projects, including research on end-to-end performance and QoS at Cesnet (Czech National Research and Education Network operator) and continues to be involved in the COMPASS project as part of CERN (European Organization for Nuclear Research).

Mr. Kral presently devotes approximately 40 hours per week of his business time to our business, representing substantially all of his business time.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have 9 other full-time employees other than the officers and directors described above, most of whom are developers/programmers. Of these employees, we believe that the following are significant employees:

Libor Bucinsky is responsible for project delivery at ITonis. Mr. Bucinsky developed his technical knowledge in Expert and Partner Engineering, a Czech based company, where he designed and built networks based on X25 and Frame relay protocols. Also, at Barum Continental, Mr. Bucinsky developed his knowledge in terms of server administration. He was able to design, build and manage the computer network that was connecting the different point of sales of the company.

Mr. Bucinsky joined Datasys support (a start up company) as a director in November 1996 until June 1997. He was managing the technical team and was responsible for the development and support of the Microsoft products. In September 1997, he joined Czech Telecom and became a technical manager for VoIP and VAS. He was managing a team of technical people and was responsible for the implementation of key projects in the VAS and VoIP area. Those projects included long term projects such as migration of Voicemail services in a given timeframe as well as shorter projects such as implementation of VoIP services at a given customers. He joined Xeris in October 2004 where he was fully responsible for the delivery of all projects. He designed and implemented effective project management schemes and is responsible for quality control, timeframe and resource management.

Mr. Bucinsky presently devotes approximately 40 hours per week of his business time to our business, representing substantially all of his business time.

Michal Benes is ITonis’ expert in new technologies. He also leads the team of C/C++ programmers. He holds a PhD from the Czech Technical University in the Department of Mathematics, Faculty of Mathematics and Physics. He lead several research and development projects and has contributed to development of computer software that has been programmed in C++ and Java software languages and incorporated into our ITonis video solution. Mr. Benes designed and developed some key software components relating to the ITonis media streamers while with Xeris. Since joining ITonis, Mr. Benes has been involved in continued software development work in connection with the enhancement of the features and performance of the media streamers and with the development a digital rights management solution for ITonis.

Mr. Benes presently devotes approximately 40 hours per week of his business time to our business, representing substantially all of his business time.

Martin Cizek is ITonis’ Java software development team leader. He holds a Masters degree in Computer Sciences from the Czech Technical University. He has lead several key customer projects and contributed to development of our software using the Java software programming language. Mr. Cizek has been involved in Java software development work for our application server software, which work has included analyzing the software acquired from Nordic IPTV and integrating this software into our ITonis video solution. His other achievements include running IT training on Linux, Java, HTML code and scripts, PHP technology as well as contributing to research in end-to-end performance at Cesnet (Czech National Research and Education Network operator). In addition to his development skills, he has extensive network knowledge and provides key insights into ITonis video solution analysis.

Mr. Cizek presently devotes approximately 40 hours per week of his business time to our business, representing substantially all of his business time.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee. However, we plan to seek suitable candidates for election as directors, and establish various committees, during the current fiscal year.

Audit Committee

Our board of directors currently acts as our audit committee.

Audit Committee Financial Expert

Our board of directors, acting as our audit committee, has determined that there is currently no director who meets the SEC’s definition of an “audit committee financial expert”.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller. A copy of the code of ethics is attached as an exhibit to this annual report on Form 10-KSB.

Family Relationships

We do not currently anticipate electing or appointing as directors or officers of our company any persons who are related to each other or to our existing officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended November 30, 2006 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Nicolas Lavaud, President, CEO, CFO and Director	One	Nil	Nil
Antonin Kral Director and Chief Technical Officer	One	Nil	Nil
Onyx Trading Inc.	One	Nil	Nil
Nordic IPTV Company ApS	One	Nil	Nil

Item 10.               Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information for:

  Mr. Nicolas Lavaud, our chief executive officer, chief financial officer and a director, and

  Mr. Antonin Kral, our chief technical officer and a director.

None of our executive officers earned total annual salary and bonus exceeding $100,000 during the fiscal year ended November 30, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Nicolas Lavaud, Director and Chief Executive Officer (1)	2006	30,527	Nil	Nil	Nil	Nil	Nil	Nil	30,527
Antonin Kral, Director and Chief Technical Officer (2)	2006	30,339	Nil	Nil	2,162(3)	Nil	Nil	Nil	32,501

(1)	Mr. Lavaud has been our chief executive officer since November 16, 2005.

(2)	Mr. Kral has been an officer of our chief technical officer since November 16, 2005.

(3)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the executive officer, in 2006 and prior years, in accordance with SFAS 123R.

Employment Agreements

Mr. Lavaud provides his services as chief executive officer to us under a contract between Mr. Lavaud and ITonis CZ dated February 1, 2006. Mr. Lavaud is obligated to devote his full business time to our business. We have agreed to pay to Mr. Lavaud a salary of $84,798 (1,800,000 CZK per year based on a foreign exchange rate on November 30, 2005 of $1:21.227CZK) per annum. No shares are issuable to Mr. Lavaud pursuant to his employment contract. Mr. Lavaud has agreed to reduce his salary to 8,000 CZK per month (approximately $377) during the period of February 1, 2006 until July 31, 2006. Mr. Lavaud has been granted options to purchase 450,000 shares of our common stock, as described below under “Grants of Stock Options”.

Mr. Kral provides his services as chief technical officer to us under a contract between Mr. Kral and ITonis CZ dated January 1, 2006. Mr. Kral is obligated to devote his full business time to our business. We have agreed to pay to Mr. Kral a salary of $45,225 (960,000 CZK per year based on a foreign exchange rate on November 30, 2005 of $1:21.227) per annum. No shares are issuable to Mr. Kral pursuant to his employment contract. Mr. Kral has been granted options to purchase 360,000 shares of our common stock, as described below under “Grants of Stock Options”.

2006 Stock Option Plan

Our board of directors has approved the Company’s 2006 Stock Option Plan as of June 16, 2006. The 2006 Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of common stock of the Company to our directors, officers, employees and eligible consultants.

Grants of Stock Options

During the year ended November 30, 2006, we granted options to purchase an aggregate of 1,500,000 shares of common stock to certain employees on June 16, 2006, including 360,000 options to Antonin Kral, a director and our chief technical officer, as detailed below. On December 29, 2006, we granted options to purchase 450,000 shares of our common stock to Nicolas Lavaud, our chief executive officer and a director. All options are exercisable at a price of $0.2667 per share for a term expiring June 16, 2009 and are subject to the vesting provisions set forth below. All options have been granted pursuant to and are subject to our 2006 Stock Option Plan.

Name of Optionee	Number of Options
Antonin Kral, Director and Chief Technical Officer	360,000
Nicolas Lavaud, Director and Chief Executive Officer	450,000

Each option will vest on the following dates (each a “Vesting Date”):

Date of Vesting	Percentage of Options Vested
June 1, 2007	10%
August 1, 2007	10%
October 1, 2007	10%
December 1, 2007	10%
February 1, 2008	10%
April 1, 2008	10%
June 1, 2008	10%
August 1, 2008	10%
October 1, 2008	10%
December 1, 2008	10%

Outstanding Equity Awards as of November 30, 2006

The following table summarizes the outstanding equity awards as of November 30, 2006 for each of our named executive officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Nicolas Lavaud, Director and Chief Executive Officer	Nil	Nil	Nil	N/A	N/A	N/A	N/A	N/A	N/A
Antonin Kral, Director and Chief Technical Officer	Nil	360,000	Nil	$0.2667	June 16, 2009	N/A	N/A	N/A	N/A

Compensation of Directors

We do not currently pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Long-term Incentive Plans

We do not have any long-term incentive plans in place.

Item 11.               Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 3, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and certain key employees, and (iv) our officers and directors and certain key employees as a group. Each shareholder listed below possesses sole voting and investment power with respect to the shares shown.

Name and address	Number of Shares	Percentage of Class
of beneficial owner	Beneficially Owned (1)	(2)

Directors and Officers:

Nicolas Lavaud	6,150,000 (3), (5)	8.7%
Director and CEO

Antonin Kral	5,550,000 (4), (5)	7.9%
Director and CTO

Directors and Officers as a	11,700,000	16.6%
group

Major Shareholders:

Libor Bucinsky	5,550,000 (5)	7.9%
Project Manager

Nordic IPTV Company ApS,	18,000,000	25.5%
Asgaardsvej 10, Frederiksberg C.,
G7, Denmark

Onyx Trading Inc., 306 Victoria	12,750,000 (5) (6)	18.1%
House, Mahe, Seychelles

Mamoth Ltd, Kappelergasse 14,	6,375,000 (6) (7)	9.0%
Zurich 8022, Switzerland

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 70,587,345 shares of common stock issued and outstanding as of April 5, 2007

(3)	Comprised of 6,150,000 shares held by Nicolas Lavaud. None of the options held by Mr. Lavaud are exercisable within 60 days of the date of this annual report.

(4)	Comprised of 5,550,000 shares held by Antonin Kral. None of the options held by Mr. Kral are exercisable within 60 days of the date of this annual report.

(5)

Onyx Trading completed the following transfers of shares to Mr. Lavaud, Mr. Kral and Mr. Bucinsky, each of whom is one of our employees, with the objective of providing them with an ownership interest in ITonis and a corresponding performance incentive:

	•	6,150,000 shares were transferred to Nicolas Lavaud

	•	5,550,000 shares were transferred to Antonin Kral

	•	5,550,000 shares were transferred to Libor Bucinsky

Under the terms of their agreements with Onyx Trading, Mr. Lavaud, Mr. Kral and Mr. Bucinsky retain the rights to their shares only when they remain employees of ITonis for a duration of at least 2 years. In accordance with Rule 13d-3, Onyx Trading has not included any portion of these 17,250,000 shares in reporting the number of shares beneficially owned by Onyx Trading as Onyx Trading does not have the right to acquire any of these shares within 60 days of the date hereof. However, in the event that any of Mr. Lavaud, Mr. Kral and Mr. Bucinsky cease their employment with us and Onyx Trading becomes entitled to a return to any of these shares, Onyx Trading will become the beneficial owner of such shares. Mr. Lavaud, Mr. Kral and Mr. Bucinsky have voting power over their respective shares.

(6)	Laura Mouck exercises investment and voting control over the shares held by Onyx Trading Inc.

(7)	Victor Gallus exercises investment and voting control over the shares held by Mamoth Ltd.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.               Certain Relationships and Related Transactions

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Purchase of Founder’s Shares

Robert Poncini, our initial director and officer, acquired 750,000 shares of our common stock effective July 8, 2005 for a total purchase price of $500.

Onyx Trading Inc.

We entered into an asset purchase agreement dated October 1, 2005 with Onyx Trading. Pursuant to this asset purchase agreement, we issued 30,000,000 of our shares of common stock to Onyx Trading in consideration for the acquisition of certain intellectual property owned by Onyx Trading relating to the

“TV Everywhere” video platform and software components. This transaction was completed and the shares issued on November 16, 2005.

Onyx Trading completed the following transfers of shares to certain of our employees with the objective of providing them with an ownership interest ITonis and a corresponding performance incentive:

  6,150,000 shares were transferred to Nicolas Lavaud

  5,550,000 shares were transferred to Antonin Kral

  5,550,000 shares were transferred to Libor Bucinsky

Under the terms of their agreements with Onyx Trading, Mr. Lavaud, Mr. Kral and Mr. Bucinsky retain the rights to their shares only when they remain employees of ITonis for a duration of at least 2 years. Mr. Lavaud, Mr. Kral and Mr. Bucinsky have voting power over their respective shares. Onyx Trading transferred these shares to Mr. Lavaud, Mr. Kral and Mr. Bucinsky in reliance of Rule 903 of Regulation S of the Securities Act of 1933. Each of Mr. Lavaud, Mr. Kral and Mr. Bucinsky has provided us with an investment agreement confirming representations, warranties and agreements necessary to establish the transfer in accordance with Rule 903 of Regulation S.

Xeris s.r.o.

Xeris is a wholly owned subsidiary of Onyx Trading. ITonis and Xeris have a director in common, namely Nicolas Lavaud.

During fiscal 2005, we purchased $30,283 worth of office furniture and equipment from Xeris. The office furniture and equipment were valued at the estimated fair market value at the date of purchase. The original cost to Xeris was approximately $33,000.

Before ITonis set up its fully own subsidiary in Czech Republic, ITonis used the services of Xeris to continue the development of the intellectual property it acquired from Onyx Trading. These software development costs amounted to $41,121 during the period ended November 30, 2005 and $13,814 during the year ended November 30, 2006.

During the first half of fiscal 2006, ITonis outsourced its director Nicolas Lavaud to Xeris, as managing director. The fee was paid for Mr. Lavaud's time to perform all the necessary administrative tasks at Xeris. Fees were equal to $18,577 for the year ended November 30, 2006, which amount is reported as other income on our financial statements.

Nordic IPTV Company ApS (formerly Makeitwork ApS)

We entered into an asset purchase agreement dated January 31, 2006 with Nordic IPTV. Nordic IPTV is controlled by Mr. John Marienhoff. Pursuant to this asset purchase agreement, we issued 18,000,000 of our shares of common stock to Nordic IPTV in consideration for the acquisition of certain intellectual property owned by Nordic IPTV relating to the television portal/ web application server technology that had originally been developed by Nordija A/S for Danske Broadband. This intellectual property related to the FTH Broadband technology known as the “NVE Fiber Middleware Administration Architecture” This transaction was completed and the shares issued on February 7, 2006.

Concurrent with the completion of the asset purchase transaction, we entered into a reseller and consulting service agreement with Nordic IPTV dated February 7, 2006. Under this agreement, Nordic IPTV has been appointed as an agent of ITonis to promote and resell our products and services in Europe. These rights are not exclusive other than in Denmark, where Nordic IPTV has been granted exclusive rights. We have agreed to pay a commission to Nordic IPTV based on sales generated by Nordic IPTV at the rate of 40% of the net profits resulting from the sale of the products and services. Nordic IPTV also agreed to provide to ITonis the services of its employee, John Marienhof, to act as commercial director of ITonis for consideration of $30,000 per month. This amount was payable as a non-refundable advance against the commission payable to Nordic IPTV under the agreement. In the event that, in any monthly period, the commissions earned under the agreement were less than $30,000, then the amount of $30,000 was payable. If the commissions earned were in excess of $30,000, then the amount payable was equal to the amount of the commissions earned. In the event that we did not have sufficient cash flow to make payments, the advance accrued as a liability owed to Nordic IPTV in the form of a non-interest bearing account payable. As at May 31, 2006, $120,000 had been accrued for fees payable under this agreement in connection with the services provided to us by John Marienhof from January to April of 2006. Notwithstanding this agreement, we elected not to engage Mr. Marienhof as a commercial director of ITonis subsequent to April of 2006 and we have executed a letter agreement with Nordic IPTV confirming that the provision of the reseller and consulting agreement relating to the services of John Marienhof has been terminated, that our only obligation in respect of such services is the $120,000 previously accrued and that no further payments are required under the reseller and consulting service agreement except for payment of the 40% commission. We have the right to terminate this agreement at any time by giving three month’s advance written notice to Nordic IPTV of our intention to terminate the agreement.

Nicolas Lavaud

We have entered into an employment agreement with Mr. Lavaud dated February 1, 2006. The terms and conditions of this employment agreement are described in detail below under the section of this prospectus entitled “Executive Compensation”.

On July 3, 2006, Mr. Lavaud granted us a loan in the amount of $17,948. This loan had increased to $35,882 as of November 30, 2006. The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand.

Antonin Kral

We have entered into an employment agreement with Mr. Kral dated January 1, 2006. The terms and conditions of this employment agreement are described in detail below under the section of this prospectus entitled “Executive Compensation”.

Item 13.               Exhibits

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	By-Laws (1)

3.4	Certificate of Change pursuant to NRS 78.209 effective March 19, 2007 (6)

10.1	Asset Purchase Agreement dated October 1, 2005 between ITonis Inc. and Onyx Trading Inc. (1)

10.2	Employment Agreement between ITonis Inc. and Antonin Kral dated January 1, 2006. (1)

10.3	Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006. (1)

10.4	Asset Purchase Agreement between ITonis Inc. and Nordic IPTV Company ApS (formerly “Makeitwork ApS”) dated January 31, 2006 (1)

10.5	Reseller Agreement dated February 7, 2006 between ITonis Inc. and Makeitwork ApS (1)

10.6	Lease Agreement dated December 23, 2005 between Achat Real a.s. and ITonis CZ s.r.o. (1)

10.7	2006 Stock Option Plan (2)

10.8	Amendment dated February 15, 2006 to Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (3)

10.9	Amendment dated August 9, 2006 to Reseller Agreement dated February 7, 2006 between ITonis Inc. and Nordic IPTV Company ApS (formerly, Makeitwork ApS") (3)

10.10	Promissory Note issued by ITonis Inc. to Nicolas Lavaud in the amount of CZ 400,000Kc dated July 3, 2006 (3)

10.11	Subscription Agreement between ITonis Inc. and Spectrum Managers Ltd. dated December 12, 2006 (4)

14.1	Code of Ethics (7)

16.1	Letter of Moores Rowland dated February 15, 2007 (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (7)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on May 12, 2006.

(2)	Filed as an exhibit to Amendment No. 1 to the registration statement on Form SB-2 filed with the SEC on June 27, 2006.

(3)	Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2 filed with the SEC on August 11, 2006.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 15, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2007.

(7)	Filed as an exhibit to this Annual report on Form 10-KSB.

Item 14.               Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended November 30,

	2006	2005

Audit Fees (1)	$44,793	$37,915

Audit Related Fees	$Nil	$Nil

Tax Fees	$Nil	$Nil

All Other Fees	$Nil	$Nil

Total	$44,793	$37,915

(1)      Calculated based on an exchange rate of CDN$1.1856 per US$1.00.

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITONIS INC.

By: /s/ Nicolas Lavaud
Nicolas Lavaud
Chief Executive Officer and Chief Financial Officer
Date: April 23, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
/s/ Nicolas Lavaud	Financial Officer, Principal Accounting and
	Director	April 23, 2007
Nicolas Lavaud

/s/ Antonin Kral
	Chief Technical Officer and Director	April 23, 2007
Antonin Kral