Form 10QSB
period 2007-02-28
ITONIS INC.
filed 2007-05-16
CIK 1360184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended February 28, 2007

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52201

ITONIS INC.
(Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 71,175,553 shares of common stock as of May 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ITONIS INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
February 28, 2007

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to achieve commercial levels of sales of our ITonis video solution, our ability to successfully market our ITonis video solution, our ability to continue development and upgrades to the ITonis video solution, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited condensed consolidated interim financial statements of ITonis Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Unaudited Interim Consolidated Balance Sheets as at February 28, 2007 (unaudited) and November 30, 2006 (audited)	F-2

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the period from incorporation (July 5, 2005) to February 28, 2007	F-3

Unaudited Interim Consolidated Statements of Operations for the three months ended February 28, 2007 and 2006 and for the period from incorporation (July 5, 2005) to February 28, 2007	F-4

Unaudited Interim Consolidated Statements of Cash Flows for the three months ended February 28, 2007 and 2006 and for the period from incorporation (July 5, 2005) to February 28, 2007	F-5

Notes to Interim Consolidated Financial Statements	F-6

ITONIS INC.

(Formerly Kenshou Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

February 28, 2007

US FUNDS

ITonis Inc.	Statement 1
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
US Funds

	As at	As at
	February 28,	November 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$3,206	$1,571
Accounts receivable	114,569	4,934
Prepaid expenses	98,701	25,590
	216,476	32,095

Equipment	90,704	47,859
	$307,180	$79,954

LIABILITIES
Current
Accounts payable	$442,393	$228,463
Accrued liabilities	71,298	62,668
Due to related parties	200,491	183,831
	714,182	474,962

Going Concern

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common stock
Authorized:
300,000,000 common shares with $0.001 par value
Issued, allotted and fully paid:
70,737,345 common shares (68,781,981 –
November 30, 2006)	70,737	68,782
Additional paid-in capital	2,583,906	2,414,386
Preferred stock
Authorized:
5,000,000 preferred shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Gain	(7,786)	(9,420)
Deficit – Accumulated during the development stage	(3,053,859)	(2,868,756)
	(407,002)	(395,008)
	$307,180	$79,954

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
US Funds

				Deficit
				Accumulated		Total
	Common Stock		Additional	During the	Accumulated	Stockholders'
			Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Gain	(Deficiency)

Founder shares issued for cash at
$0.001 per share on July 8, 2005	750,000	$750	$(250)	$-	$-	$500
Shares issued for cash at $0.007 per
share on September 14, 2005	12,000,000	12,000	68,000	-	-	80,000
Shares issued for cash at $0.033 per
share on November 16, 2005	4,466,289	4,466	144,410	-	-	148,876
Shares issued for acquisition of
software at $0.015 per share on
November 16, 2005	30,000,000	30,000	417,637	-	-	447,637
Loss for the period	-	-	-	(566,478)	-	(566,478)
Balance - November 30, 2005	47,216,289	47,216	629,797	(566,478)	-	110,535
Shares issued for acquisition of
intellectual property at $0.083 per
share on February 7, 2006	18,000,000	18,000	1,482,000	-	-	1,500,000
Shares issued for cash at $0.083 per
share on April 10, 2006	2,215,692	2,216	182,425	-	-	184,641
Shares allotted for consulting services at
$0.083 per share	150,000	150	12,350	-	-	12,500
Shares allotted for cash at $0.083 per
share	1,200,000	1,200	98,800	-	-	100,000
Stock-based compensation	-	-	9,014	-	-	9,014
Loss for the period	-	-	-	(2,302,278)	-	(2,302,278)
Foreign currency translation adjustment	-	-	-	-	(9,420)	(9,420)

Balance – November 30, 2006	68,781,981	$68,782	$2,414,386	$(2,868,756)	$(9,420)	$(395,008)
Shares allotted for cash at $0.083 per
share	1,355,364	1,355	111,592	-	-	112,947
Shares allotted for consulting services
at $0.083 per share	600,000	600	49,400	-	-	50,000

Stock-based compensation	-	-	8,528	-	-	8,528

Loss for the period	-	-	-	(185,103)	-	(185,103)

Foreign currency translation adjustment	-	-	-	-	1,634	1,634
Balance – February 28, 2007
(Unaudited)	70,737,345	$70,737	$2,583,906	$(3,053,859)	$(7,786)	$(407,002)

- See Accompanying Notes -

ITonis Inc.	Statement 3
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)
US Funds

			From
			Incorporation
	For the Three	For the Three	(July 5, 2005)
	Months Ended	Months Ended	to
	February 28,	February 28,	November 30,
	2007	2006	2006
Sales	$160,024	$-	$184,375
Cost of Sales	116,518	-	125,942
Gross Profit	43,506	-	58,433
General and Administrative Expenses
Software development costs	74,101	13,814	436,655
Salaries & wages	58,024	59,145	124,605
Consulting	29,507	10,668	64,843
Audit and accounting	27,236	4,968	183,193
Depreciation	8,654	3,520	29,344
Stock-based compensation	8,528	-	17,542
Rent	7,802	-	39,821
Investor relations	5,820	-	24,500
Office	5,740	4,934	60,687
Legal	2,858	5,250	74,126
Filing fees	541	-	7,828
Intellectual property	-	1,500,000	1,947,637
Marketing and distribution	-	60,000	120,000
Bad debts	-	-	9,789
Foreign exchange loss	(202)	-	5,648
	228,609	1,662,299	3,146,218

Loss from Operations	(185,103)	(1,662,299)	(3,087,785)

Income
Other income	-	17,233	33,926

Loss for the Period	$(185,103)	$(1,645,066)	$(3,053,859)

Loss per Share - Basic and Diluted	$(0.00)	$(0.03)

Weighted Average Shares Outstanding	69,626,034	51,416,289

Comprehensive Loss
Loss for the period	$(185,103)	$(1,645,066)	$(3,053,859)
Foreign currency translation adjustment	1,634	(2,851)	(7,786)

Total Comprehensive Loss for the Period	$(183,469)	$(1,647,917)	$(3,061,645)

Comprehensive Loss per Share	$(0.00)	$(0.03)

- See Accompanying Notes -

ITonis Inc.	Statement 4
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
US Funds

			From
			Incorporation
	For the Three	For the Three	(July 5, 2005)
	Months Ended	Months Ended	to
	February 28,	February 28,	November 30,
	2007	2006	2006
Operating
Loss for the period	$(185,103)	$(1,645,066)	$(3,053,859)
Items not involving an outlay of cash:
Bad debts	-	-	9,789
Depreciation	8,654	3,520	29,344
Stock-based compensation included in
wages	8,528	-	17,542
Shares allotted for services included in
investor relations	9,651	-	19,302
Intellectual property	-	1,500,000	1,947,637
Changes in non-cash working capital items:
Prepaid expenses	(32,762)	(16,465)	(55,503)
Due from related party	(109,635)	(12,290)	(124,358)
Accounts payable	213,930	(293)	442,393
Accrued liabilities	8,630	(5,156)	71,298
Due to related parties	16,660	34,018	200,491
	(61,447)	(141,732)	(495,924)
Investing
Purchase of equipment	(51,734)	(31,259)	(115,136)
	(51,734)	(31,259)	(115,136)
Financing
Shares subscriptions received in advance	-	33,875	-
Share issuances for cash	112,947	-	626,964
	112,947	33,875	626,964

Effect of exchange rate translation adjustments	1,869	(2,851)	(12,698)

Net Increase (Decrease) in Cash	1,635	(141,967)	3,206
Cash - Beginning of period	1,571	164,550	-
Cash - End of Period	$3,206	$22,583	$3,206

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Supplemental Schedule of Non-Cash
Investing and Financing Transactions
Shares issued for intellectual property	$-	$1,500,000	$1,947,637
Shares allotted for services	$50,000	$-	$62,500
Effect of exchange rate changes on equipment	$(235)	$-	$4,912

- See Accompanying Notes -

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
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

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at February 28, 2007, the Company has a working capital deficiency of $497,706, an accumulated deficit of $3,053,859 and has incurred an accumulated operating cash flow deficit of $495,924 since incorporation. The Company intends to continue funding operations through sales, debt, and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

Basis of Consolidation

On November 25, 2005 the Company incorporated a wholly owned subsidiary in the Czech Republic named ITonis CZ s.r.o. (“ITonis CZ”) for the purposes of operating the Company’s development offices. These unaudited interim consolidated financial statements include the accounts of both companies since their respective incorporation dates. All intercompany balances and transactions have been eliminated.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

2.	Significant Accounting Policies - Continued

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared as at February 28, 2007 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim consolidated financial statements should be read in conjunction with the audited interim financial statements of the Company as at November 30, 2006.

Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending September 30, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

2.	Significant Accounting Policies - Continued

Recently Adopted Accounting Standards - Continued

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

On July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

3.	Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	February 28,	November 30,
	Cost	Depreciation	2007	2006
Office equipment and furniture	$115,066	$(29,274)	$85,792	$42,712
Effect of exchange rate
changes on equipment	6,263	(1,351)	4,912	5,147
	$121,329	$(30,625)	$90,704	$47,859

4.	Software Costs

a)

By agreement dated October 1, 2005, the Company acquired from an unrelated party (“Onyx”), the TV Everywhere Technology (“intellectual property”) by issuing 30,000,000 common shares. This resulted in Onyx owning approximately 64% of the Company. The value assigned to the 30,000,000 common shares was $447,637 being the historical cost to Onyx. This is in accordance with SAB Topic 5G as Onyx has retained a substantial indirect interest in the technology that was transferred. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

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

a)

The Company entered into a two-year marketing and distribution consulting service agreement dated January 1, 2006 with a company (the “Agent”) with a significant interest in the Company. Under the terms of the agreement, the Company granted the Agent the exclusive rights in Denmark and non-exclusive rights in Europe and Greenland to market and distribute the Company’s services and products. The Agent also agreed to provide the Company the services of one of its employees for the duration of this agreement, to act as Commercial Director of the Company and to provide such services to the Company in accordance with a job description to be agreed in writing between the parties. The Company agreed to pay the Agent the greater of 40% of the net profits resulting from the sale of services and products or $30,000 per month for the Commercial Director. Either party may, at any time, give three months advance written notice of termination of this agreement. As at February 28, 2007, $120,000 has been accrued in these consolidated financial statements for marketing and distribution fees payable under this agreement (Note 7b).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

5.	Commitments - Continued

During the year, the Company executed a letter agreement with the Agent confirming that the provision of the agreement relating to the services of the Commercial Director has been terminated and the only obligation in respect of such services is the $120,000 previously accrued. No further payments are required under the agreement except for payment of the 40% commission based on sales as the agreement remains in effect until December 31, 2007.

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

6.	Segmented Information

Details on a geographic basis as at February 28, 2007 are as follows:

	Eastern
	Europe	U.S.A.	Total
Assets	$230,591	$76,589	$307,180
Revenue	$160,024	$-	$160,024
Loss for the year	$(111,643)	$(73,460)	$(185,103)

Details on a geographic basis as at November 30, 2006 are as follows:

	Eastern
	Europe	U.S.A.	Total
Assets	$73,623	$6,331	$79,954
Revenue	$24,351	$-	$24,351
Loss for the year	$(437,093)	$(1,865,185)	$(2,302,278)

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

	a)	During the year ended November 30, 2005, the Company issued 250,000 founder shares to a former director of the Company for cash proceeds of $500.

	b)	The amount due to related parties consists of

i)	$120,000 of non-interest bearing, due on demand accrued fees owing to a separate company that holds a significant interest in the Company.

ii)	$39,402 (860,800 CZK) loan from a director and officer of the Company. The loan is evidenced by a promissory note, is unsecured and non-interest bearing and payable on demand.

iii)	$1,416 (30,405 CZK) payable from a Company with a director in common. The payable was incurred during the normal course of business transactions and has been paid subsequent to year end.

iv)	$39,672 (851,879 CZK) of accrued salaries owed to directors or officers of the Company.

c)

During the period ended February 28, 2007, consulting fees of $Nil (February 28, 2006 - $17,233) were charged to a separate company who has a director in common with the Company. Of this, $Nil (February 28, 2006 - $12,290) is still unpaid at period end.

d)

During the period ended February 28, 2007, the Company paid $Nil (February 28, 2006 - $13,814) for software development costs to a separate company that has a director in common with the Company. Of this, $Nil (February 28, 2006 - $ Nil) remains unpaid at period end. This amount was non-interest bearing and due on demand.

e)	During the period ended February 28, 2007, $11,263 (240,000 CZK) (February 28, 2006 - $Nil) was paid to a director in salary.

These transactions were incurred in the normal course of operations and were measured at the exchange amount of consideration established and agreed to by the related parties.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $655,597, which may be carried forward until 2026 and used to reduce taxable income of future years and net operating losses for Czech income tax purposes of approximately $547,371, which may be carried forward until 2012 and used to reduce taxable income of future years. In addition, the Company has $1,947,637 of intellectual property costs deductible for tax purposes at $130,000 per year. Details of deferred income tax assets:

	November 30,	November 30,
Deferred income tax assets:	2006	2006
Non-capital losses	$1,202,968	$1,018,672
Intellectual property costs deductible for tax	1,797,027	1,829,487
purposes
	2,999,995	2,848,159
Effective US and CZ corporate tax rates	29%	30%
Deferred income tax asset	883,493	854,451
Valuation allowance	(883,493)	(854,451)
	$-	$-

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

9.	Capital Stock - Continued

d)	On December 20, 2006, the Company negotiated a subscription agreement with a private investor for the purchase of 155,364 shares at $0.083 per share, for total cash proceeds of $12,947.

e)	On January 12, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 1,200,000 shares at $0.083 per share, for total cash proceeds of $100,000.

f)

On February 1, 2007, the Company entered into a consulting agreement with Westport Strategic Partners Inc. to provide investor and public relations services for a total consideration of $100,000 plus the issue of 600,000 common shares at $0.083 per share.

g)	Share Purchase Options

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

The options granted during the period ended February 28, 2006 were valued at $20,714 using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83%
Risk-free interest rate	4.82%
Expected life of options	1.92 years

Because the shares of the Company have not begun trading on any recognized stock exchange, there is no trading history to establish the expected volatility. The Company has used the average volatility for three companies in the same industry or considered to be comparable.

The weighted average fair value of the options granted was $0.05.

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 28, 2007
(Unaudited)
US Funds

10.	Subsequent Events

On March 8, 2007, the board of directors approved the consolidation of the Company’s issued and outstanding shares of common stock on the basis of three new shares of common stock for one share of old common stock of the Company. All common share information presented in these interim financial statements is retroactively presented on a post-consolidation basis, including all share amounts and per share prices.

On April 11, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 438,208 shares at $.075 per share for total proceeds of $32,866.

Item 2.                     Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended February 28, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended February 28, 2007.

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

Corporate Organization

Incorporation

We were incorporated on July 5, 2005 as Kenshou Inc. under the laws of the state of Nevada. We changed our name to ITonis Inc. on December 5, 2005 to reflect our acquisition of certain intellectual property underlying the ITonis video solution and our new business focus.

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

Three for One Forward Stock Split

On March 20, 2007 (the “Record Date”), we completed an increase in the number of shares of our authorized share capital and correspondingly increase the number of its issued and outstanding common shares, in each case on a three (3) new shares for one (1) old share basis (the “Forward Stock Split”) in accordance with Section 78.207 of the Nevada Revised Statutes: Chapter 78, as amended.

The forward stock split was implemented taking into account our authorized share capital and number of issued and outstanding shares of common stock as of the Record Date. As such, our authorized common share capital increased from 100,000,000 shares to 300,000,000 shares, and our issued and outstanding common stock increased from 23,129,115 shares to 69,387,345 shares, with a par value of $0.001 per share. There was no change to our authorized preferred share capital of 5,000,000 shares, with a par value of $0.001 per share. No shares of preferred stock of the Company are currently issued and outstanding. All share numbers presented in this annual report are on a post-split basis.

Recent Developments

On April 16, 2007, we entered into a memorandum of understanding with iOcean Media Limited (“iOcean”) for the launch of a joint venture project to provide Internet Protocol Television services in the People’s Republic of China. Under terms of the memorandum of understanding, we have agreed with iOcean to enter into good faith negotiations towards the execution of a formal joint venture agreement and a license agreement that will govern the joint venture project. The definitive agreements will be based on the terms of the memorandum of understanding. The definitive agreement is to be executed within three months of the date of the memorandum of understanding.

The memorandum of understanding contemplates that we and iOcean will jointly develop and operate an IP Television and Video on Demand service in the province of Shandong in the People’s Republic of

China (the “Project”). The IPTV solution would be based on our ITonis delivery platform and backend solutions which we would license to the joint venture as a non-exclusive, non-transferable license with a term of 20 years. The legal set-up of the joint venture and its management and financing post-pilot rollout would be the responsibility of iOcean. Profits under the joint venture would be split 51% in favour of iOcean and 49% to us.

iOcean is a sino/foreign company that is engaged in the business of developing solutions and forming partnerships for the delivery of Internet Protocol Television services in the People’s Republic of China.

Formation of the joint venture will be subject to the execution of definitive agreements. There is no assurance that definitive agreements will be executed within the time frame contemplated by the memorandum of understanding.

This summary of certain material provisions of the memorandum of understanding is qualified by the full text of the memorandum of understanding, a copy of which has been filed as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on April 24, 2007, which investors should read in full.

Our Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified, subject to our achieving the requisite financing:

1.

We plan to carry on the development of the ITonis video solution from our research and development facility in Prague. Our general administrative overhead cost for our Prague office is approximately $50,000 per month. This amount includes salaries, computer hardware, rent and other general expenses associated with our Prague office. If we are successful in securing initial commercial sales of our ITonis video solutions, then we anticipate that these expenses may increase to $80,000 per month by the end of the second quarter of fiscal 2007, subject to financing. This increase in cost would be attributable to adding additional personnel to our development team and to put in place a team of employees to provide customer support services.

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

As at November 30, 2006, we had cash reserves of $1,571 and working capital of deficit of $442,867. As at February 28, 2007, our cash reserves had increased to $3,206 and we had a working capital deficit of $497,706. Our planned expenditures over the next twelve months are $1,000,000. Accordingly, we anticipate that we will require financing in the amount of approximately $1,500,000 in order to carry out our plan of operations for the next twelve months.

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

Results Of Operations – Three months Ended February 28, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on November 30, 2007. References to fiscal 2006 is to our fiscal year ended November 30, 2006. References to the first three months of fiscal 2006 are to the three month period ended February 28, 2006 and references to the first three months of fiscal 2007 are to the three month period ended February 28, 2007.

	For the Three		From
	Months	For the Three	Incorporation
	Ended	Months Ended	(July 5, 2005) to
	February 28,	February 28,	November 30,
	2007	2006	2006
	(unaudited)	(unaudited)	(unaudited)
Sales	$160,024	$-	$184,375
Cost of Sales	116,518	-	125,942
Gross Profit	43,506	-	58,433
General and Administrative Expenses
Software development costs	74,101	13,814	436,655
Salaries & wages	58,024	59,145	124,605
Consulting	29,507	10,668	64,843
Audit and accounting	27,236	4,968	183,193
Depreciation	8,654	3,520	29,344
Stock-based compensation	8,528	-	17,542
Rent	7,802	-	39,821
Investor relations	5,820	-	24,500
Office	5,740	4,934	60,687
Legal	2,858	5,250	74,126
Filing fees	541	-	7,828
Intellectual property	-	1,500,000	1,947,637
Marketing and distribution		60,000	120,000
Bad debts		-	9,789
Foreign exchange loss	(202)	-	5,648
	228,609	1,662,299	3,146,218

Loss from Operations	(185,103)	(1,662,299)	(3,087,785)

Income
Other income	-	17,233	33,926
Loss for the Period	$(185,203)	$(1,645,066)	$(3,053,859)

Revenue

We generated our initial revenues during fiscal 2006. We delivered our encoding platform to a customer for encoding content from DVD disks onto the customer’s video demand platform. The encoding platform is one of the components of the ITonis video solution. Our revenues increased to $160,024 for the first three months of fiscal 2007 from $Nil for the first three months of fiscal 2006.

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

Salaries and wages were $58,024 during the first three months of fiscal 2007 compared to $59,145 during the first three months of fiscal 2006, as we hired our initial employees and took over development of the ITonis video solution from Xeris.

Consulting

Consulting fees represent amounts that we pay to consultants that are engaged by us.

Consulting expenses increased significantly to $29,507 for the first three months of fiscal 2007 compared to $10,668 for the first three months of fiscal 2006. We anticipate that management and consulting expenses will increase during fiscal 2007.

Audit and Accounting

Our accounting and auditing expenses include professional fees for accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during the first three months of fiscal 2007 compared to the first three months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with our annual report on Form 10-KSB for the year ended November 30, 2006 that we have filed with the SEC.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses during the first three months of fiscal 2007 declined compared to the first three months of fiscal 2006 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC during fiscal 2006. Legal expenses during the first months of fiscal 2007 have related to our ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Depreciation

Depreciation expenses represents depreciation of our computer hardware and equipment.

Depreciation expenses in the first three months of fiscal 2006 and fiscal 2007 represented depreciation of computer hardware and equipment that we acquired in connection with the development and testing of our ITonis video solution.

Rent

Our rent expenses include the rent that we pay for our research and development facility in Prague and general office expenses.

Our rent expenses increased significantly in fiscal 2006 as the result of ITonis CZ entering into a lease for our research and development facility in Prague. This lease expense will be ongoing through fiscal 2007.

Intellectual Property

We did not incur any expenses on any intellectual property during the first three months of fiscal 2007. In fiscal 2006, we determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Software Development Costs

Software development costs represent amounts attributable to the development of our proprietary software.

Our software development costs increased to $74,101 during the first three months of fiscal 2007 as we continued development of our ITonis video solution. Software development costs during fiscal 2006 included:

  amounts paid to Xeris in respect of development work on our ITonis video solution completed by Xeris prior to our taking over software development activities from Xeris in January 2006; and

  software development work that we completed in-house.

Marketing And Distribution

Our marketing and distribution expenses include amounts that we pay under our reseller and consulting services agreement with Nordic IPTV. We recorded $120,000 in expenses under the Nordic IPTV agreement in fiscal 2006 in respect of four months of service provided by John Marienhof as commercial director of ITonis. In accordance with our agreement with Nordic IPTV, this amount has not been paid but has been accrued. We did not record any marketing and distribution expenses during the first three months of fiscal 2007.

Other Income

We did not generate any other income during the first three months of fiscal 2007. Our other income during fiscal 2006 was comprised of:

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

Liquidity And Capital Resources

Cash and Working Capital

As at February 28, 2007, we had cash of $3,206 and a working capital deficit of $497,706, compared to cash reserves of $1,571 and working capital of deficit of $442,867 as at November 30, 2006.

Related Party Loan

During fiscal 2006 Mr. Lavaud granted us loans which were outstanding in the amount of $39,402 as of February 28, 2007. The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand.

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

Cash Used In Operating Activities

We used cash of $61,447 in operating activities during the first three months of fiscal 2007 compared to cash used of $141,732 in operating activities during the first three months of fiscal 2006.

Cash From Investing Activities

We used cash of $51,734 in investing activities during the first three months of fiscal 2007 which consisted of upgrades and enhancements to technology and purchases of equipment. We used cash in investing activities in the amount of $31,259 during the first three months of fiscal 2006. Cash used in investing activities in fiscal 2006 was attributable primarily to the purchase of computer hardware and equipment that we have acquired in connection with the development and testing of our ITonis video solution.

Cash from Financing Activities

We generated cash of $112,947 from financing activities during the first three months of fiscal 2007 compared to cash of $33,875 generated from activities during the first three months of fiscal 2006.

Cash generated from financing activities during the first three months of fiscal 2007 was attributable to shares issued for cash.

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

Item 3.                     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Nicolas Lavaud. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended February 28, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended February 28, 2007.

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

Item 3A(T).            Controls and Procedures

Not Applicable.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sales of securities without registration under the Securities Act of 1933 during the quarter ended February 28, 2007.

1.

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

2.

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

3.

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

4.

We issued 438,208 shares of our common stock on April 11, 2007 at a price of $0.075 per share to a total of one purchaser for total proceeds of $32,866. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended February 28, 2007.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	By-Laws (1)

3.4	Certificate of Change pursuant to NRS 78.209 effective March 19, 2007 (6)

10.1	Asset Purchase Agreement dated October 1, 2005 between ITonis Inc. and Onyx Trading Inc. (1)

Exhibit
Number	Description of Exhibit

10.2	Employment Agreement between ITonis Inc. and Antonin Kral dated January 1, 2006. (1)

10.3	Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006. (1)

10.4	Asset Purchase Agreement between ITonis Inc. and Nordic IPTV Company ApS (formerly “Makeitwork ApS”) dated January 31, 2006 (1)

10.5	Reseller Agreement dated February 7, 2006 between ITonis Inc. and Makeitwork ApS (1)

10.6	Lease Agreement dated December 23, 2005 between Achat Real a.s. and ITonis CZ s.r.o. (1)

10.7	2006 Stock Option Plan (2)

10.8	Amendment dated February 15, 2006 to Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (3)

10.9	Amendment dated August 9, 2006 to Reseller Agreement dated February 7, 2006 between ITonis Inc. and Nordic IPTV Company ApS (formerly, Makeitwork ApS") (3)

10.10	Promissory Note issued by ITonis Inc. to Nicolas Lavaud in the amount of CZ 400,000Kc dated July 3, 2006 (3)

10.11	Subscription Agreement between ITonis Inc. and Spectrum Managers Ltd. dated December 12, 2006 (4)

10.12	Memorandum of Understanding between the Company and iOcean Media Limited dated April 16, 2007 (7)

14.1	Code of Ethics (8)

16.1	Letter of Moores Rowland dated February 15, 2007 (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (9)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on May 12, 2006.

(2)	Filed as an exhibit to Amendment No. 1 to the registration statement on Form SB-2 filed with the SEC on June 27, 2006.

(3)	Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2 filed with the SEC on August 11, 2006.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 15, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2007.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2007.

(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on April 27, 2007.

(9)	Filed as an exhibit to this Quarterly Report on Form 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITONIS INC.

By:	/s/ Nicolas Lavaud
Nicolas Lavaud
Chief Executive Officer and Chief Financial Officer
Date: May 15, 2007