Form 10QSB
period 2007-05-31
ITONIS INC.
filed 2007-07-16
CIK 1360184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 73,111,853 shares of common stock as of July 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

ITONIS INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
May 31, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited condensed consolidated interim financial statements of ITonis Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Unaudited Interim Consolidated Balance Sheets as at May 31, 2007 (unaudited) and November 30, 2006 (audited)	F-1

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the period from incorporation (July 5, 2005) to May 31, 2007	F-2

Unaudited Interim Consolidated Statements of Operations for the six months ended May 31, 2007 and 2006 and for the period from incorporation (July 5, 2005) to May 31, 2007	F-3

Unaudited Interim Consolidated Statements of Cash Flows for the six months ended May 31, 2007 and 2006 and for the period from incorporation (July 5, 2005) to May 31, 2007	F-4

Notes to Interim Consolidated Financial Statements	F-5

ITONIS INC.

(Formerly Kenshou Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

US FUNDS

(Unaudited)

ITonis Inc.	Statement 1
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
US Funds

	As at	As at
	May 31,	November 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$2,880	$1,571
Accounts receivable	136,950	4,934
Prepaid expenses	119,444	25,590
	259,274	32,095

Equipment	82,209	47,859
	$341,483	$79,954

LIABILITIES
Current
Accounts payable	$764,251	$228,463
Accrued liabilities	40,337	62,668
Due to related parties	212,954	183,831
	1,017,542	474,962

Going Concern

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common stock
Authorized:
300,000,000 common shares with $0.001 par value
Issued, allotted and fully paid:
72,111,853 common shares (68,781,981 –
November 30, 2006)	72,112	68,782
Additional paid-in capital	2,672,712	2,414,386
Preferred stock
Authorized:
5,000,000 preferred shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Loss	(12,283)	(9,420)
Deficit – Accumulated during the development stage	(3,408,600)	(2,868,756)
	(676,059)	(395,008)
	$341,483	$79,954

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
US Funds

				Deficit
				Accumulated		Total
	Common Stock		Additional	During the	Accumulated	Stockholders'
			Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Loss	(Deficiency)

Founder shares issued for cash at
$0.001 per share on July 8, 2005	750,000	$750	$(250)	$-	$-	$500
Shares issued for cash at $0.007 per
share on September 14, 2005	12,000,000	12,000	68,000	-	-	80,000
Shares issued for cash at $0.033 per
share on November 16, 2005	4,466,289	4,466	144,410	-	-	148,876
Shares issued for acquisition of
software at $0.015 per share on
November 16, 2005	30,000,000	30,000	417,637	-	-	447,637
Loss for the period	-	-	-	(566,478)	-	(566,478)

Balance - November 30, 2005	47,216,289	47,216	629,797	(566,478)	-	110,535
Shares issued for acquisition of
intellectual property at $0.083 per
share on February 7, 2006	18,000,000	18,000	1,482,000	-	-	1,500,000
Shares issued for cash at $0.083 per
share on April 10, 2006	2,215,692	2,216	182,425	-	-	184,641
Share allotted for consulting services at
$0.083 per share	150,000	150	12,350	-	-	12,500
Shares issued for cash at $0.083 per
share	1,200,000	1,200	98,800	-	-	100,000
Stock-based compensation	-	-	9,014	-	-	9,014
Loss for the period	-	-	-	(2,302,278)	-	(2,302,278)
Foreign currency translation adjustment	-	-	-	-	(9,420)	(9,420)

Balance – November 30, 2006	68,781,981	68,782	2,414,386	(2,868,756)	(9,420)	(395,008)
Shares issued for cash at $0.083 per
share	1,355,364	1,355	111,592	-	-	112,947
Shares issued for consulting services
at $0.083 per share	600,000	600	49,400	-	-	50,000
Shares allotted for cash at $0.075 per
share	438,208	438	32,428	-	-	32,866
Shares allotted for cash at $0.05 per
share	936,300	937	45,878	-	-	46,815
Stock-based compensation	-	-	19,028	-	-	19,028
Loss for the period	-	-	-	(539,844)	-	(539,844)
Foreign currency translation adjustment	-	-	-	-	(2,863)	(2,863)

Balance – May 31, 2007 (Unaudited)	72,111,853	$72,112	$2,672,712	$(3,408,600)	$(12,283)	$(676,059)

- See Accompanying Notes -

ITonis Inc.	Statement 3
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)
US Funds

					From
	For the	For the	For the	For the	Incorporation
	Three Months	Three Months	Six Months	Six Months	July 5,
	Ended	Ended	Ended	Ended	2005 to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006	2007
Sales	$11,546	$-	$171,570	$-	$195,921
Cost of Sales	33,372	-	149,890	-	159,314
Gross Profit	(21,826)	-	21,680	-	36,607
General and Administrative
Expenses
Software development costs	99,945	-	174,046	13,814	536,600
Consulting	76,451	10,768	105,958	21,436	141,294
Salaries and wages	41,324	48,638	99,348	107,783	165,929
Auditing and accounting	35,836	15,656	63,072	20,624	219,029
Office	31,892	11,718	37,632	16,652	92,579
Depreciation	10,413	5,477	19,067	8,997	39,757
Stock-based compensation	10,500	-	19,028	-	28,042
Legal	11,328	27,877	14,186	33,127	85,454
Rent	5,682	-	13,484	-	45,503
Investor relations	415	-	6,235	-	24,915
Filing fees	4,912	7,455	5,453	7,455	12,740
Foreign exchange loss	4,217	-	4,015	-	9,865
Intellectual property	-	-	-	1,500,000	1,947,637
Marketing and distribution	-	60,000	-	120,000	120,000
Bad debt	-	-	-	-	9,789
	332,915	187,589	561,524	1,849,888	3,479,133
Loss from Operations	(354,741)	(187,589)	(539,844)	(1,849,888)	(3,442,526)
Other Income
Other income	-	4,517	-	21,750	33,926
Loss for the Period	$(354,741)	$(183,072)	$(539,844)	$(1,828,138)	$(3,408,600)

Loss per Share – Basic and
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted Average Shares
Outstanding	71,107,805	66,444,553	70,375,061	59,012,994

Comprehensive Loss
Loss for the period	$(354,741)	$(183,072)	$(539,844)	$(1,828,138)	$(3,408,600)
Foreign currency translation
adjustment	(4,497)	2,360	(2,863)	(491)	(12,283)
Total Comprehensive Loss
for the Period	$(359,238)	$(180,712)	$(542,707)	$(1,828,629)	$(3,420,883)

Comprehensive Loss per
Share	$(0.01)	$(0.00)	$(0.01)	$(0.03)

- See Accompanying Notes -

ITonis Inc.	Statement 4
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
US Funds

			From
			Incorporation
	For the Six	For the Six	(July 5, 2005)
	Months Ended	Months Ended	to
	May 31,	May 31,	May 31,
	2007	2006	2007
Operating
Loss for the period	$(539,844)	$(1,828,138)	$(3,408,600)
Items not involving an outlay of cash:
Bad debts	-	-	9,789
Depreciation	19,067	8,997	39,757
Stock-based compensation	19,028	-	28,042
Shares issued for services included in
investor relations	19,287	-	28,938
Intellectual property	-	1,500,000	1,947,637
Changes in non-cash working capital items:
Prepaid expenses	(63,141)	(18,308)	(85,882)
Accounts receivable	(132,016)	(9,789)	(146,739)
Accounts payable	535,788	30,067	764,251
Accrued liabilities	(22,331)	(11,263)	40,337
Due to related parties	29,123	89,938	212,954
Net cash flows used in operations	(135,039)	(238,496)	(569,516)

Investing
Purchase of equipment	(51,789)	(35,066)	(115,191)
Net cash flows from investing activities	(51,789)	(35,066)	(115,191)

Financing
Share issuances for cash	192,628	184,641	706,645
Net cash flows from financing activities	192,628	184,641	706,645

Effect of exchange rate translation adjustments	(4,491)	(491)	(19,058)

Net Increase (Decrease) in Cash	1,309	(89,412)	2,880
Cash - Beginning of period	1,571	164,550	-
Cash - End of Period	$2,880	$75,138	$2,880

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Supplemental Schedule of Non-Cash
Investing and Financing Transactions
Shares issued for intellectual property	$-	$1,500,000	$1,947,637
Shares allotted for services	$50,000	$-	$62,500
Effect of exchange rate changes on equipment	$1,628	$-	$6,775

- See Accompanying Notes -

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
May 31, 2007
(Unaudited)
US Funds

1.	Organization and Going Concern

Organization

ITonis Inc. (formerly Kenshou Inc.) (the "Company" or “ITonis”) was incorporated on July 5, 2005 as Kenshou Inc. under the laws of the State of Nevada. On December 2, 2005, the Company changed its name to ITonis Inc.

As a full service video solution and backend platform service provider the Company will be making a shift in overall corporate strategy that will involve entry into the Chinese market that should occur over the next 120 days. The Company intends to offer a full range of IPTV services for television, film and sport entertainment programming including premium entertainment channels, video on demand movies, and television shows in foreign and Chinese languages. The future implementation of this proposed project based on current understanding and scope as defined in the MOU signed on the 16th of April, 2007 will allow for a full-scale deployment for millions of Chinese subscribers utilizing the Companies core technology.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at May 31, 2007, the Company has a working capital deficiency of $758,268, an accumulated deficit of $3,408,600 and has incurred an accumulated operating cash flow deficit of $569,516 since incorporation. The Company intends to continue funding operations through sales, debt, and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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
May 31, 2007
(Unaudited)
US Funds

2.	Significant Accounting Policies - Continued

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared as at May 31, 2007 and for the six month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

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
May 31, 2007
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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
May 31, 2007
(Unaudited)
US Funds

3.	Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	May 31,	November 30,
	Cost	Depreciation	2007	2006
Office equipment and furniture	$115,066	$(39,632)	$75,434	$42,712
Effect of exchange rate
changes on equipment	8,686	(1,911)	6,775	5,147
	$123,752	$(41,543)	$82,209	$47,859

4.	Software Costs

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

a)

The Company entered into a two-year marketing and distribution consulting service agreement dated January 1, 2006 with a company (the “Agent”) with a significant interest in the Company. Under the terms of the agreement, the Company granted the Agent the exclusive rights in Denmark and non-exclusive rights in Europe and Greenland to market and distribute the Company’s services and products. The Agent also agreed to provide the Company the services of one of its employees for the duration of this agreement, to act as Commercial Director of the Company and to provide such services to the Company in accordance with a job description to be agreed in writing between the parties. The Company agreed to pay the Agent the greater of 40% of the net profits resulting from the sale of services and products or $30,000 per month for the Commercial Director. As at May 31, 2007, $120,000 has been accrued in these consolidated financial statements for marketing and distribution fees payable under this agreement (Note 7b).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
May 31, 2007
(Unaudited)
US Funds

5.	Commitments - Continued

During the prior year, the Company executed a letter agreement with the Agent confirming that the provision of the agreement relating to the services of the Commercial Director has been terminated and the only obligation in respect of such services is the $120,000 previously accrued. No further payments are required under the agreement except for payment of the 40% commission based on sales as the agreement remains in effect until December 31, 2007.

b)

By agreement dated August 17, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ended December 31, 2006. The consideration for the services includes $12,000 in cash payments and 150,000 common stock of the Company. The amount of $6,000 (accrued) and 75,000 common shares were payable on August 25, 2006, the execution date, and the balance of $6,000 and 75,000 common shares are due within 90 days from the execution date. These 150,000 shares were allotted as at November 30, 2006 at $0.083 per share and will be issued in fiscal 2007.

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $200 per hour or $1,500 per full workday. Termination of the contract will occur upon written notice to either party by the other party.

6.	Segmented Information

Details on a geographic basis as at May 31, 2007 are as follows:

	Eastern
	Europe	U.S.A.	Total
Assets	$265,320	$76,163	$341,483
Revenue	$171,570	$-	$171,570
Loss for the year	$(374,401)	$(165,443)	$(539,844)

Details on a geographic basis as at November 30, 2006 are as follows:

	Eastern
	Europe	U.S.A.	Total
Assets	$73,623	$6,331	$79,954
Revenue	$24,351	$-	$24,351
Loss for the year	$(437,093)	$(1,865,185)	$(2,302,278)

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
May 31, 2007
(Unaudited)
US Funds

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

	a)	During the year ended November 30, 2005, the Company issued 250,000 founder shares to a former director of the Company for cash proceeds of $500.

	b)	The amount due to related parties consists of
		i)	$120,000 of non-interest bearing, due on demand accrued fees owing to a separate company that holds a significant interest in the Company.
		ii)	$39,830 (860,800 CZK) loan from a director and officer of the Company. The loan is evidenced by a promissory note, is unsecured and non-interest bearing and payable on demand.
		iii)	$1,444 (30,405 CZK) payable from a Company with a director in common. The payable was incurred during the normal course of business transactions and has been paid subsequent to year end.
		iv)	$51,690 (1,087,968 CZK) of accrued salaries owed to directors or officers of the Company.

c)

During the period ended May 31, 2007, consulting fees of $Nil (May 31, 2006 - $16,273) were charged to a separate company who has a director in common with the Company. Of this, $Nil (May 31, 2006 - $9,789) is still unpaid at period end.

	d)	During the period ended May 31, 2007, the Company paid $Nil (May 31, 2006 - $13,814) for software development costs to a separate company that has a director in common with the Company.

	e)	During the period ended May 31, 2007, $60,942 (1,285,962 CZK) (May 31, 2006 - $Nil) was paid to two directors in salary.

These transactions were incurred in the normal course of operations and were measured at the exchange amount of consideration established and agreed to by the related parties.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
May 31, 2007
(Unaudited)
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

	May 31,	November 30,
Deferred income tax assets:	2007	2006
Non-capital losses	$1,573,082	$1,018,672
Intellectual property costs deductible for tax	1,764,566	1,829,487
purposes
	3,337,648	2,848,159
Effective US and CZ corporate tax rates	29%	30%
Deferred income tax asset	968,081	854,451
Valuation allowance	(968,081)	(854,451)
	$-	$-

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
May 31, 2007
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

f)

On February 1, 2007, the Company entered into a consulting agreement with Westport Strategic Partners Inc. to provide investor and public relations services for a total consideration of $100,000 plus the issuance of 600,000 common shares at $0.083 per share. Of the share amount, $16,438 was expensed during the period, and the remaining $33,562 was classified as prepaid expense, which will be expensed as incurred during subsequent periods.

g)

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

h)

On April 11, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 438,208 shares at $0.075 per share for total proceeds of $32,866. These shares were issued subsequent to May 31, 2007.

i)

On May 18, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 936,300 shares at $0.050 per share for total proceeds of $46,815. These shares were issued subsequent to May 31, 2007.

	j)	Share Purchase Options

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

The options granted during the period ended May 31, 2007 were valued at $20,714 using the Black-Scholes option pricing model with the following assumptions:

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
May 31, 2007
(Unaudited)
US Funds

9.	Capital Stock - Continued

j)	Share Purchase Options - Continued

Expected dividend yield	0.00%
Expected stock price volatility	83%
Risk-free interest rate	4.82%
Expected life of options	1.92 years

Because the shares of the Company have not begun trading on any recognized stock exchange when the options were granted, there is no trading history to establish the expected volatility. The Company has used the average volatility for three companies in the same industry or considered to be comparable.

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

10.	Subsequent Events

On June 11, 2007, the Company issued for cash 1,000,000 restricted units comprised of 1,000,000 shares at $0.25 and 1,000,000 share purchase warrants exercisable at $0.25 for two years from date of issuance.

Item 2.                Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended May 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended May 31, 2007.

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

Recent Developments

On July 2, 2007, by a written consent resolution of our board of directors, Mr. Thomas Neal Roberts was appointed as our director, president, chief executive officer, chief financial officer and secretary. Concurrent with the appointments of Mr. Roberts, Mr. Nicolas Lavaud resigned as our director, president, chief executive officer, chief financial officer and secretary of the Company. As a result, Mr. Lavaud is no longer a director or officer of the Company.

Our new management has determined to shift to our efforts for commercialization of our ITonis video solution from the European market to the Chinese market. As a result of this determination, the Company plans to reduce its operations in the Czech Republic during this current fiscal quarter.

On April 16, 2007, we entered into a memorandum of understanding with iOcean Media Limited (“iOcean”) for the launch of a joint venture project to provide Internet Protocol Television services in the

People’s Republic of China. Under terms of the memorandum of understanding, we have agreed with iOcean to enter into good faith negotiations towards the execution of a formal joint venture agreement and a license agreement that will govern the joint venture project. The definitive agreements will be based on the terms of the memorandum of understanding. The definitive agreement is to be executed within three months of the date of the memorandum of understanding. To date, we have progressed with negotiations for the execution of the formal joint venture agreement but no agreement has been executed.

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

7.

We anticipate spending $120,000 to pay the accrued liability in connection with the services provided to us by John Marienhof pursuant to our reseller and consulting agreement with Nordic IPTV and $39,830 to repay the loan made to us by our former chief executive officer described below under the heading “Liquidity and Capital Resources”.

As at November 30, 2006, we had cash reserves of $1,571 and working capital of deficit of $442,867. As at May 31, 2007, our cash reserves had increased to $2,880 and our working capital deficit had increased to $758,268. Our planned expenditures over the next twelve months are approximately $1,000,000. Accordingly, we anticipate that we will require financing in the amount of approximately $1,760,000 in order to carry out our plan of operations for the next twelve months.

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

We have reduced our operating costs to a minimum in order to preserve our available cash and working capital so that we can continue to sustain our operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We presently have no arrangements in place for any additional equity financings. In the absence of such additional financing, we may not be able to continue our plan of operations beyond the next month and our business plan may fail. If we do not obtain the required additional financing, we will initially scale back our business operations and may ultimately be forced to abandon our plan of operations and our business activities.

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

Results Of Operations – Six months ended May 31, 2007 and 2006

References to the discussion below to fiscal 2007 are to our current fiscal year which will end on November 30, 2007. References to fiscal 2006 is to our fiscal year ended November 30, 2006. References to the first six months of fiscal 2006 are to the six month period ended May 31, 2006 and references to the first six months of fiscal 2007 are to the six month period ended May 31, 2007.

	For the				From
	Three	For the	For the	For the	Incorporation
	Months	Three Months	Six Months	Six Months	July 5,
	Ended	Ended	Ended	Ended	2005 to
	May 31,	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006	2007
Sales	$11,546	$-	$171,570	$-	$195,921
Cost of Sales	33,372	-	149,890	-	159,314
Gross Profit	(21,826)	-	21,680	-	36,607
General and
Administrative
Expenses
Software development
costs	99,945	-	174,046	13,814	536,600
Consulting	76,451	10,768	105,958	21,436	141,294
Salaries and wages	41,324	48,638	99,348	107,783	165,929
Auditing and accounting	35,836	15,656	63,072	20,624	219,029
Office	31,892	11,718	37,632	16,652	92,579
Depreciation	10,413	5,477	19,067	8,997	39,757
Stock-based compensation	10,500	-	19,028	-	28,042
Legal	11,328	27,877	14,186	33,127	85,454
Rent	5,682	-	13,484	-	45,503
Investor relations	415	-	6,235	-	24,915
Filing fees	4,912	7,455	5,453	7,455	12,740
Foreign exchange loss	4,217	-	4,015	-	9,865
Intellectual property	-	-	-	1,500,000	1,947,637
Marketing and
distribution	-	60,000	-	120,000	120,000
Bad debt	-	-	-	-	9,789
	332,915	187,589	561,524	1,849,888	3,479,133

Loss from Operations	(354,741)	(187,589)	(539,844)	(1,849,888)	(3,442,526)
Other Income
Other income	-	4,517	-	21,750	33,926

Loss for the Period	$(354,741)	$(183,072)	$(539,844)	$(1,828,138)	$(3,408,600)

Revenue

We generated our initial revenues during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, we delivered our encoding platform to a customer for encoding content from DVD disks onto the customer’s video demand platform. The encoding platform is one of the components of the ITonis video solution. Our revenues increased to $171,570 for the first six months of fiscal 2007 from $Nil for the first six months of fiscal 2006.

These initial revenues are not significant in relation to our overall expenses. We anticipate that we will not earn any significant revenues until such time as we have achieved commercial deployment of our ITonis video solution.

Software Development Costs

Software development costs represent amounts attributable to the development of our proprietary software.

Our software development costs increased to $174,046 during the first six months of fiscal 2007 as we continued development of our ITonis video solution. Software development costs during fiscal 2006 included:

  amounts paid to Xeris in respect of development work on our ITonis video solution completed by Xeris prior to our taking over software development activities from Xeris in January 2006; and

  software development work that we completed in-house.

Consulting

Consulting fees represent amounts that we pay to consultants that are engaged by us.

Consulting expenses increased significantly to $105,958 for the first six months of fiscal 2007 compared to $21,436 for the first six months of fiscal 2006. Consulting expenses have increased in part due to marketing campaigns that were undertaken based on the previous strategy for the firm. Outside consultants were required to facilitate these campaigns because of lack of in-house expertise. We anticipate that management and consulting expenses will increase during fiscal 2007 because of our determination to focus on China.

Salaries And Wages

Salaries and wages are primarily comprised of salaries paid to employees of ITonis CZ who are employed at our research and development facility in Prague.

Salaries and wages were $99,348 during the first six months of fiscal 2007 compared to $107,783 during the first six months of fiscal 2006.

Audit and Accounting

Our accounting and auditing expenses include professional fees for accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements.

Accounting and auditing expenses decreased during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 as a result of the completion of our audited annual and unaudited interim financial statements prepared in connection with our annual report on Form 10-KSB for the year ended November 30, 2006 that we have filed with the SEC.

Depreciation

Depreciation expenses represents depreciation of our computer hardware and equipment.

Depreciation expenses in the first six months of fiscal 2006 and fiscal 2007 represented depreciation of computer hardware and equipment that we acquired in connection with the development and testing of our ITonis video solution.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses during the first six months of fiscal 2007 declined compared to the first six months of fiscal 2006 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC during fiscal 2006. Legal expenses during the first months of fiscal 2007 have related to our ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Rent

Our rent expenses include the rent that we pay for our research and development facility in Prague and general office expenses.

Our rent expenses increased significantly in fiscal 2006 as the result of ITonis CZ entering into a lease for our research and development facility in Prague. This lease expense will be ongoing through fiscal 2007.

Intellectual Property

We did not incur any expenses on any intellectual property during the first six months of fiscal 2007. In fiscal 2006, we determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Marketing And Distribution

Our marketing and distribution expenses include amounts that we pay under our reseller and consulting services agreement with Nordic IPTV. We recorded $120,000 in expenses under the Nordic IPTV agreement in fiscal 2006 in respect of four months of service provided by John Marienhof as commercial director of ITonis. In accordance with our agreement with Nordic IPTV, this amount has not been paid but has been accrued. We did not record any marketing and distribution expenses during the first six months of fiscal 2007.

Other Income

We did not generate any other income during the first six months of fiscal 2007. Our other income during fiscal 2006 was comprised of:

  Sub-letting part of our ITonis CZ office to iPLATO s.r.o., a company with whom ITonis CZ has one director in common;

  Outsourcing the services of our former director and officer, Nicolas Lavaud, to Xeris., a company with whom ITonis CZ has one director in common, as managing director; and

  Outsourcing the services of Libor Bucinsky to Devoteam, an arms length party, for the installation of Telefonica Video on Demand platform at Czech Telecom.

Liquidity And Capital Resources

Cash and Working Capital

As at May 31, 2007, we had cash of $2,880 and a working capital deficit of $758,268, compared to cash reserves of $1,571 and working capital of deficit of $442,867 as at November 30, 2006.

Related Party Loan

During fiscal 2006 Mr. Nicolas Lavaud, our former director and chief executive officer, granted us a loan which was outstanding in the amount of $39,830 as of May 31, 2007. The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand.

Plan Of Operations

Our planned expenditures over the next twelve months are approximately $1,000,000. As described above under “Our Plan of Operations”, we anticipate that we will require financing in the amount of approximately $1,760,000 in order to carry out our plan of operations for the next twelve months. While this amount may be offset by any gross profits that we earn from sales of our ITonis video solutions, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above under “Our Plan of Operations”. We have completed the private placement of units, as outlined above under “Our Plan of Operations”, in furtherance of achieving the required financing, although there is no assurance that the share purchase warrants issued in connection with this financing will be exercised.

Cash Used In Operating Activities

We used cash of $135,039 in operating activities during the first six months of fiscal 2007 compared to cash used of $238,496 in operating activities during the first six months of fiscal 2006.

Cash From Investing Activities

We used cash of $51,789 in investing activities during the first six months of fiscal 2007 which consisted of upgrades and enhancements to technology and purchases of equipment. We used cash in investing activities in the amount of $35,066 during the first six months of fiscal 2006. Cash used in investing activities in fiscal 2006 was attributable primarily to the purchase of computer hardware and equipment that we have acquired in connection with the development and testing of our ITonis video solution.

Cash from Financing Activities

We generated cash of $192,628 from financing activities during the first six months of fiscal 2007 compared to cash of $184,641 generated from activities during the first six months of fiscal 2006.

Cash generated from financing activities during the first six months of fiscal 2007 was attributable to shares issued for cash.

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

Item 3.                Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Thomas Neal Roberts. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended May 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended May 31, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sales of securities without registration under the Securities Act of 1933 during the quarter ended May 31, 2007 and subsequent to May 31, 2007.

1.

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

2.

We issued 936,300 shares of our common stock on May 18, 2007 at a price of $0.050 per share to one purchaser for total proceeds of $46,815. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

3.

We issued 1,000,000 units of our common stock (each a “Unit”) on June 11, 2007 at a price of $0.25 per Unit to a total of one purchaser for total proceeds of $250,000. Each Unit consists of one share and one share purchase warrant (each a “Warrant”), each Warrant entitles the purchaser to purchase one additional share of common stock of the Company (each a “Warrant Share”) at a price of $0.25 per Warrant Share within a two year period from the date of grant. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act. Each sale of the Units was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the Units was made; and (ii) at the time the subscription agreement for the Units was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the Units for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the securities cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the six months ended May 31, 2007.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	By-Laws (1)

3.4	Certificate of Change pursuant to NRS 78.209 effective March 19, 2007 (6)

10.1	Asset Purchase Agreement dated October 1, 2005 between ITonis Inc. and Onyx Trading Inc. (1)

10.2	Employment Agreement between ITonis Inc. and Antonin Kral dated January 1, 2006. (1)

10.3	Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006. (1)

10.4	Asset Purchase Agreement between ITonis Inc. and Nordic IPTV Company ApS (formerly “Makeitwork ApS”) dated January 31, 2006 (1)

10.5	Reseller Agreement dated February 7, 2006 between ITonis Inc. and Makeitwork ApS (1)

10.6	Lease Agreement dated December 23, 2005 between Achat Real a.s. and ITonis CZ s.r.o. (1)

10.7	2006 Stock Option Plan (2)

Exhibit
Number	Description of Exhibit

10.8	Amendment dated February 15, 2006 to Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (3)

10.9	Amendment dated August 9, 2006 to Reseller Agreement dated February 7, 2006 between ITonis Inc. and Nordic IPTV Company ApS (formerly, Makeitwork ApS") (3)

10.10	Promissory Note issued by ITonis Inc. to Nicolas Lavaud in the amount of CZ 400,000Kc dated July 3, 2006 (3)

10.11	Subscription Agreement between ITonis Inc. and Spectrum Managers Ltd. dated December 12, 2006 (4)

10.12	Memorandum of Understanding between the Company and iOcean Media Limited dated April 16, 2007 (7)

14.1	Code of Ethics (8)

16.1	Letter of Moores Rowland dated February 15, 2007 (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (9)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on May 12, 2006.

(2)	Filed as an exhibit to Amendment No. 1 to the registration statement on Form SB-2 filed with the SEC on June 27, 2006.

(3)	Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2 filed with the SEC on August 11, 2006.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 15, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2007.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2007.

(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on April 27, 2007.

(9)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITONIS INC.

By:	/s/ Thomas Roberts
Thomas Roberts
Chief Executive Officer and Chief Financial Officer
Date: July 16, 2007