Form 10QSB
period 2007-08-31
ITONIS INC.
filed 2007-10-19
CIK 1360184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 31, 2007

[   ]   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52201

ITONIS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	26-0881302
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 72,961,853 shares of common stock as of October 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

ITONIS INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
August 31, 2007

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

(i)

PART I – FINANCIAL INFORMATION

Item 1.                     Financial Statements

The following unaudited condensed consolidated interim financial statements of ITonis Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at August 31, 2007 (unaudited) and November 30, 2006 (audited)	F-1

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the period from incorporation (July 5, 2005) to August 31, 2007 (Unaudited)	F-2

Interim Consolidated Statements of Operations for the nine months ended August 31, 2007 and 2006 and for the period from incorporation (July 5, 2005) to August 31, 2007 (Unaudited)	F-3

Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2007 and 2006 and for the period from incorporation (July 5, 2005) to August 31, 2007 (Unaudited)	F-4

Notes to Interim Consolidated Financial Statements	F-5

ITONIS INC.

(Formerly Kenshou Inc.)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

US FUNDS

(Unaudited)

ITonis Inc.	Statement 1
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
US Funds

	As at	As at
	August 31,	November 30,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash	$18,293	$1,571
Accounts receivable	24,746	4,934
Prepaid expenses	93,090	25,590
	136,129	32,095

Equipment	59,796	47,859
	$195,925	$79,954

LIABILITIES
Current
Accounts payable	$618,428	$228,463
Accrued liabilities	45,540	62,668
Due to related parties	196,752	183,831
	860,720	474,962

Going Concern

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Common stock
Authorized:
300,000,000 common shares with $0.001 par value
Issued, allotted and fully paid:
73,211,853 common shares (68,781,981 –
November 30, 2006)	73,212	68,782
Additional paid-in capital	2,954,571	2,414,386
Preferred stock
Authorized:
5,000,000 preferred shares with $0.001 par value
Issued and fully paid: Nil	-	-
Accumulated Comprehensive Loss	(25,660)	(9,420)
Deficit – Accumulated during the development stage	(3,666,918)	(2,868,756)
	(664,795)	(395,008)
	$195,925	$79,954

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
US Funds

				Deficit
				Accumulated		Total
	Common Stock		Additional	During the	Accumulated	Stockholders'
			Paid-in	Development	Comprehensive	Equity
	Shares	Amount	Capital	Stage	Loss	(Deficiency)

Founder shares issued for cash at
$0.001 per share on July 8, 2005	750,000	$750	$(250)	$-	$-	$500
Shares issued for cash at $0.007 per
share on September 14, 2005	12,000,000	12,000	68,000	-	-	80,000
Shares issued for cash at $0.033 per
share on November 16, 2005	4,466,289	4,466	144,410	-	-	148,876
Shares issued for acquisition of
software at $0.015 per share on
November 16, 2005	30,000,000	30,000	417,637	-	-	447,637
Loss for the period	-	-	-	(566,478)	-	(566,478)

Balance - November 30, 2005	47,216,289	47,216	629,797	(566,478)	-	110,535
Shares issued for acquisition of
intellectual property at $0.083 per
share on February 7, 2006	18,000,000	18,000	1,482,000	-	-	1,500,000
Shares issued for cash at $0.083 per
share on April 10, 2006	2,215,692	2,216	182,425	-	-	184,641
Share issued for consulting services at
$0.083 per share	150,000	150	12,350	-	-	12,500
Shares issued for cash at $0.083 per
share	1,200,000	1,200	98,800	-	-	100,000
Stock-based compensation	-	-	9,014	-	-	9,014
Loss for the period	-	-	-	(2,302,278)	-	(2,302,278)
Foreign currency translation adjustment	-	-	-	-	(9,420)	(9,420)

Balance – November 30, 2006	68,781,981	68,782	2,414,386	(2,868,756)	(9,420)	(395,008)
Shares issued for cash at $0.083 per
share	1,355,364	1,355	111,592	-	-	112,947
Shares issued for consulting services
at $0.083 per share	600,000	600	49,400	-	-	50,000
Shares issued for cash at $0.075 per
share	438,208	438	32,428	-	-	32,866
Shares issued for cash at $0.05 per
share	936,300	937	45,878	-	-	46,815
Shares issued for cash at $0.25 per
share	1,000,000	1,000	249,000	-	-	250,000
Shares issued for legal services at
$0.25 per share	100,000	100	24,900	-	-	25,000
Stock-based compensation	-	-	26,987	-	-	26,987
Loss for the period	-	-	-	(798,162)	-	(798,162)
Foreign currency translation adjustment	-	-	-	-	(16,240)	(16,240)

Balance – August 31, 2007 (Unaudited)	73,211,853	$73,212	$2,954,571	$(3,666,918)	$(25,660)	$(664,795)

- See Accompanying Notes -

ITonis Inc.	Statement 3
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)
US Funds

					From
	For the	For the	For the	For the	Incorporation
	Three Months	Three Months	Nine Months	Nine Months	July 5,
	Ended	Ended	Ended	Ended	2005 to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006	2007
Sales	$27,845	$24,351	$199,415	$24,351	$223,766
Cost of Sales	17,573	9,424	167,463	9,424	176,887
Gross Profit	10,272	14,927	31,952	14,927	46,879
General and Administrative
Expenses
Software development costs	78,933	-	252,979	13,814	615,533
Consulting	72,134	31,901	178,092	53,337	213,428
Salaries and wages	17,926	90,652	136,302	198,435	211,897
Auditing and accounting	37,573	19,371	100,645	39,995	256,602
Office	23,436	5,975	61,068	22,627	116,015
Legal	16,880	16,633	31,066	49,760	102,334
Depreciation	3,706	5,896	22,773	14,893	43,463
Rent	8,345	-	21,829	-	53,848
Filing fees	9,871	2,365	15,324	9,820	22,611
Investor relations	-	2,287	6,235	2,287	24,915
Foreign exchange loss	(214)	4,811	3,801	4.811	9,651
Intellectual property	-	-	-	1,500,000	1,947,637
Marketing and distribution	-	-	-	120,000	120,000
Bad debt	-	9,789	-	9,789	9,789
	268,590	189,680	830,114	2,039,568	3,747,723
Loss from Operations	(258,318)	(174,753)	(798,162)	(2,024,641)	(3,700,844)
Other Income
Other income	-	4,974	-	26,724	33,926
Loss for the Period	$(258,318)	$(169,779)	$(798,162)	$(1,997,917)	$(3,666,918)

Loss per Share – Basic and
Diluted	$(0.004)	$(0.003)	$(0.011)	$(0.034)

Weighted Average Shares
Outstanding	72,087,003	66,444,553	71,278,655	59,012,994

Comprehensive Loss
Loss for the period	$(258,318)	$(169,779)	$(798,162)	$(1,997,917)	$(3,666,918)
Foreign currency translation
adjustment	(13,377)	820	(16,240)	329	(25,660)
Total Comprehensive Loss
for the Period	$(271,695)	$(168,959)	$(814,402)	$(1,997,588)	$(3,692,578)

Comprehensive Loss per
Share	$(0.004)	$(0.003)	$(0.011)	$(0.034)

- See Accompanying Notes -

ITonis Inc.	Statement 4
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
US Funds

			From
			Incorporation
	For the Nine	For the Nine	July 5,
	Months Ended	Months Ended	2005 to
	August 31,	August 31,	August 31,
	2007	2006	2007
Operating
Loss for the period	$(798,162)	$(1,997,917)	$(3,666,918)
Items not involving an outlay of cash:
Bad debts	-	9,789	9,789
Depreciation	22,773	14,893	43,463
Stock-based compensation	26,987	4,102	36,001
Shares issued and allotted for services	31,890	1,287	41,541
Intellectual property	-	1,500,000	1,947,637
Changes in non-cash working capital items:
Accounts receivable	(19,812)	-	(24,746)
Prepaid expenses	(24,390)	(31,098)	(47,131)
Accounts payable	389,965	98,030	618,428
Accrued liabilities	(17,128)	(1,636)	45,540
Due to related parties	12,921	105,581	186,963
Net cash flows used in operations	(374,956)	(296,969)	(809,433)

Investing
Purchase of equipment	(34,362)	(36,925)	(97,764)
Net cash flows from investing activities	(34,362)	(36,925)	(97,764)

Financing
Share issuances for cash	442,628	184,641	956,645
Net cash flows from financing activities	442,628	184,641	956,645

Effect of exchange rate translation adjustments	(16,588)	(3,497)	(31,155)

Net Increase (Decrease) in Cash	16,722	(152,750)	18,293
Cash - Beginning of period	1,571	164,550	-
Cash - End of Period	$18,293	$11,800	$18,293

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Supplemental Schedule of Non-Cash
Investing and Financing Transactions
Shares issued for intellectual property	$-	$1,500,000	$1,947,637
Shares issued and allotted for services	$75,000	$12,500	$87,500
Effect of exchange rate changes on equipment	$348	$3,826	$5,495

- See Accompanying Notes -

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2007
(Unaudited)
US Funds

1.	Organization and Going Concern

Organization

ITonis Inc. (formerly Kenshou Inc.) (the "Company" or “ITonis”) was incorporated on July 5, 2005 as Kenshou Inc. under the laws of the State of Nevada. On December 2, 2005, the Company changed its name to ITonis Inc.

As a full service video solution and backend platform service provider the Company will be making a shift in overall corporate strategy that will involve entry into the Chinese market that should occur over the next 120 days. The Company intends to offer a full range of IPTV services for television, film and sport entertainment programming including premium entertainment channels, video on demand movies, and television shows in foreign and Chinese languages. The future implementation of this proposed project based on current understanding and scope as defined in the MOU signed on the 16th of April, 2007 will allow for a full-scale deployment for millions of Chinese subscribers utilizing the Company’s core technology.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at August 31, 2007, the Company has a working capital deficiency of $724,591, an accumulated deficit of $3,666,918 and has incurred an accumulated operating cash flow deficit of $809,433 since incorporation. The Company intends to continue funding operations through sales, debt, and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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
August 31, 2007
(Unaudited)
US Funds

2.	Significant Accounting Policies - Continued

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared as at August 31, 2007 and for the nine month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

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
August 31, 2007
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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2007
(Unaudited)
US Funds

3.	Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	August 31,	November 30,
	Cost	Depreciation	2007	2006
Office equipment and furniture	$94,673	$(40,372)	$54,301	$42,712
Effect of exchange rate
changes on equipment	11,696	(6,201)	5,495	5,147
	$106,369	$(46,573)	$59,796	$47,859

4.	Software Costs

a)

By agreement dated October 1, 2005, the Company acquired from an unrelated party (“Onyx”), the TV Everywhere Technology (“intellectual property”) by issuing 30,000,000 common shares. This resulted in Onyx owning approximately 64% of the Company. The value assigned to the 30,000,000 common shares was $447,637 being the historical cost to Onyx. This is in accordance with SAB Topic 5G as Onyx retained a substantial indirect interest in the technology as at the date of transfer. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

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

a)

The Company entered into a two-year marketing and distribution consulting service agreement dated January 1, 2006 with a company (the “Agent”) with a significant interest in the Company. Under the terms of the agreement, the Company granted the Agent the exclusive rights in Denmark and non-exclusive rights in Europe and Greenland to market and distribute the Company’s services and products. The Agent also agreed to provide the Company the services of one of its employees for the duration of this agreement, to act as Commercial Director of the Company and to provide such services to the Company in accordance with a job description to be agreed in writing between the parties. The Company agreed to pay the Agent the greater of 40% of the net profits resulting from the sale of services and products or $30,000 per month for the Commercial Director. As at August 31, 2007, $120,000 has been accrued in these consolidated financial statements for marketing and distribution fees payable under this agreement (Note 7b).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2007
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

b)

By agreement dated August 17, 2006, the Company entered into a Supply Services Contract with an unrelated party for investor relations services ended December 31, 2006. Consideration for the services of $12,000 was paid in cash and 150,000 in common stock of the Company. These 150,000 shares were allotted as at November 30, 2006 at $0.083 per share and issued in fiscal 2007.

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $200 per hour or $1,500 per full workday. Termination of the contract will occur upon written notice to either party by the other party. To August 31, 2007, no further work has been required.

6.	Segmented Information

Details on a geographic basis as at August 31, 2007 are as follows:

	Eastern
	Europe	U.S.A.	Total
Assets	$132,651	$63,274	$195,925
Revenue	$199,415	$-	$199,415
Loss for the year	$(464,997)	$(333,165)	$(798,162)

Details on a geographic basis as at November 30, 2006 are as follows:

	Eastern
	Europe	U.S.A.	Total
Assets	$73,623	$6,331	$79,954
Revenue	$24,351	$-	$24,351
Loss for the year	$(437,093)	$(1,865,185)	$(2,302,278)

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2007
(Unaudited)
US Funds

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

	a)	During the year ended November 30, 2005, the Company issued 250,000 founder shares to a former director of the Company for cash proceeds of $500.

	b)	The amount due to related parties consists of
		i)	$120,000 of non-interest bearing, due on demand accrued fees owing to a separate company that holds a significant interest in the Company.
		ii)	$40,621 (860,800 CZK) loan from a director and officer of the Company. The loan is evidenced by a promissory note, is unsecured and non-interest bearing and payable on demand.
		iii)	$1,497 (30,405 CZK) payable from a Company with a director in common. The payable was incurred during the normal course of business transactions and has been paid subsequent to year end.
		iv)	$34,634 (703,655 CZK) of accrued salaries owed to directors or officers of the Company.

	c)	During the period ended August 31, 2007, consulting fees of $Nil (August 31, 2006 - $16,273) were charged to a separate company who has a director in common with the Company.

	d)	During the period ended August 31, 2007, the Company paid $Nil (August 31, 2006 - $13,814) for software development costs to a separate company that has a director in common with the Company.

	e)	During the period ended August 31, 2007, $69,636 (1,461,397 CZK) (August 31, 2006 - $8,466) was paid to two directors in salary.

	f)	During the period ended August 31, 2007, $5,000 (August 31, 2006 - $Nil) was paid to a director for consulting fees.

	g)	During the period ended August 31, 2007, $10,000 (August 31, 2006 - $Nil) was paid to a director in legal fees.

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2007
(Unaudited)
US Funds

8.	Capital Stock - Continued

	d)	On December 20, 2006, the Company negotiated a subscription agreement with a private investor for the purchase of 155,364 shares at $0.083 per share, for total cash proceeds of $12,947.

	e)	On January 12, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 1,200,000 shares at $0.083 per share for total cash proceeds of $100,000.

f)

On February 1, 2007, the Company entered into a consulting agreement with Westport Strategic Partners Inc. to provide investor and public relations services for a total consideration of $100,000 plus the issuance of 600,000 common shares at $0.083 per share. Of the share amount, $29,041 was expensed during the year, and the remaining $20,959 was classified as prepaid expense, which will be expensed as incurred during subsequent periods.

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

j)

On June 11, 2007, the Company issued for cash 1,000,000 restricted units comprised of 1,000,000 shares at $0.25 and 1,000,000 share purchase warrants exercisable at $0.25 for two years from date of issuance.

k)

On June 14, 2007, the Company entered into a consulting agreement with a director to provide legal services for a total consideration of $2,500 per month plus the issuance of 100,000 common shares at $0.25 per share as a retainer. Of the share amount, $Nil was expensed during the year, and the remaining $25,000 was classified as prepaid expense, which will be expensed as incurred during subsequent periods.

	l)	Share Purchase Options

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2007
(Unaudited)
US Funds

8.	Capital Stock - Continued

	l)	Share Purchase Options - Continued

On December 29, 2006, the Company granted employees of the Company options to purchase up to 1,500,000 common shares of the Company at an exercise price of $0.267 per share on or before June 16, 2009. These options had an estimated value of $20,714 on the grant date.

The options granted during the period ended August 31, 2007 were valued at $20,714 using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	83%
Risk-free interest rate	4.82%
Expected life of options	1.92 years

Because the shares of the Company had not begun trading on any recognized stock exchange when the options were granted, there is no trading history to establish the expected volatility. The Company has used the average volatility for three companies in the same industry or considered to be comparable.

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

9.	Subsequent Events

a)

By agreement dated September 1, 2007, the Company entered into a three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay Mr. Roberts an annual salary of $150,000 and to issue to him an aggregate of 14,000,000 shares of our common stock in a combination of option grants and share grants.

b)

By agreement dated September 1, 2007, the Company entered into a three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay Mr. Haber an annual salary of $100,000 and to issue to him an aggregate of 7,000,000 shares of our common stock in a combination of option grants and share grants.

c)

On September 8, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with iOcean Media Limited (“iOcean”) and Aquos Media Limited (“Aquos”), a wholly owned subsidiary of iOcean. iOcean is engaged in the business of assembling licenses and permits for Internet television broadcasting in China and the resale of authorized Chinese lottery gaming products.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
August 31, 2007
(Unaudited)
US Funds

9.	Subsequent Events - Continued

The Share Purchase Agreement provides that the Company acquire all of the issued and outstanding shares of Aquos in consideration for the issuance to iOcean of a number of shares of our common stock such that iOcean will own 49% of the Company’s issued and outstanding shares immediately following the completion of the acquisition. In addition, the Company is to issue additional shares to iOcean equal to 25% of the original number of shares issued on the date upon which the gaming portion of the license and permits held by Aquos is live and selling lottery tickets. iOcean has agreed to enter into a voting agreement that will govern the voting of its shares for a period of one year following the date of closing. All shares issued to iOcean will be “restricted securities” under the Securities Act of 1933.

Following execution of this Agreement, iOcean will use its best efforts to ensure that the licenses and permits required for the conduct of the planned television over the Internet business, as specified in the Share Purchase Agreement, are secured by Aquos by no later than October 31, 2007. In the event that the acquisition is completed prior to these licenses and permits being secured and Aquos has not secured these licenses and permits by October 31, 2007, then the Company has the right under an option agreement to be executed on closing to re-purchase the shares issued to iOcean on closing by delivering notice of exercise of the option together with an assignment of the shares of Aquos acquired to iOcean. Upon exercise this option, all shares issued to iOcean will be deemed to be cancelled and the Company will have no further interest in Aquos.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended August 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended August 31, 2007 included in this Quarterly Report.

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

We have developed the basic functionality of ITonis video solution and have demonstrated the solution in a laboratory environment. During the third quarter we have launched ITonis solution with a Czech customer in a Live environment. The commercial operation uses ITonis solution as a whole and provides standard functionality to subscribers. We are also planning to continue additional development of the ITonis video solution in order to extend the functionality of the solution.

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

Three for One Forward Stock Split

On March 20, 2007 (the “Record Date”), we completed an increase in the number of shares of our authorized share capital and correspondingly increase in the number of our issued and outstanding shares of common stock, in each case on a three (3) new shares for one (1) old share basis (the “Forward Stock Split”) in accordance with Section 78.207 of the Nevada Revised Statutes: Chapter 78, as amended.

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

Recent Developments

Appointment of Directors and Officers

On July 2, 2007, by a written consent resolution of our board of directors, Mr. Thomas Neal Roberts was appointed as our director, president, chief executive officer, chief financial officer and secretary. Concurrent with the appointments of Mr. Roberts, Mr. Nicolas Lavaud resigned as our director, president, chief executive officer, chief financial officer and secretary. As a result, Mr. Lavaud is no longer a director or officer of the Company. We entered into an employment agreement with Mr. Roberts on September 6, 2007 pursuant to which we agreed, among other things, to pay Mr. Roberts an annual salary of $150,000 and to issue to him an aggregate of 14,000,000 shares of our common stock in a combination of option grants and share grants.

On August 27, 2007, by a written consent resolution of our board of directors, Mr. Lawrence Haber was appointed as our secretary in place of Mr. Roberts and, on September 6, 2007, Mr. Haber was appointed as our senior vice-president, general counsel and chief administrative officer. We entered into an employment agreement with Mr. Haber on September 6, 2007 pursuant to which we agreed, among other things, to pay Mr. Haber an annual salary of $100,000 and to issue to him an aggregate of 7,000,000 shares of our common stock in a combination of option grants and share grants.

The employment agreements between the Company and each of Mr. Roberts and Mr. Haber are attached as exhibits to our current report on Form 8-K filed with the SEC on September 11, 2007.

Our new management has determined to shift our efforts for commercialization of our ITonis video solution from the European market to the Chinese market. As a result of this determination, the Company plans to reduce its operations in the Czech Republic during this fiscal year.

Proposed Acquisition of Aquos Media Limited

On September 8, 2007, we entered into a share purchase agreement (the “Share Purchase Agreement”) among the Company, iOcean Media Limited (“iOcean”) and Aquos Media Limited (“Aquos”), a wholly owned subsidiary of iOcean. The following summary of the Share Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Purchase Agreement, a copy of which is attached as Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 13, 2007.

The Share Purchase Agreement provides that we will acquire all of the issued and outstanding shares of Aquos in consideration for the issuance to iOcean of a number of shares of our common stock such that iOcean will own 49% of our issued and outstanding shares immediately following the completion of the acquisition. In addition, we will agree to issue additional shares to iOcean equal to 25% of the original number of shares issued on the date upon which the gaming portion of the license and permits held by Aquos is live and selling lottery tickets. iOcean has agreed to enter into a voting agreement that will govern the voting of its shares for a period of one year following the date of closing. All shares issued to iOcean will be “restricted securities” under the Securities Act of 1933.

iOcean has been engaged in the business of assembling licenses and permits for Internet television broadcasting in China and the resale of authorized Chinese lottery gaming products. As part of its business efforts, iOcean has entered into an agreement with Pilot Media Limited, a corporation incorporated under the laws of China. The agreement contemplates the formation of a joint venture in China for the establishment of an online television network platform in China. Under the agreement, Pilot would be responsible for providing the television network platform and operational management of the joint venture and iOcean would be responsible for financing, business development and intellectual property. The internet television platform will be used for internet television broadcasting and for the delivery of Chinese lottery gaming products. iOcean will retain rights to deliver Chinese lottery gaming products on the internet itself, and through other means of distribution, such as mobile phones.

iOcean has agreed upon execution of the Share Purchase Agreement to assign and transfer all of its right, title and interest in and to the Pilot agreement to Aquos and to use its best efforts to obtain the written consent of Pilot to this assignment and transfer. Following completion of the acquisition, iOcean will cause all future agreements with Pilot that are contemplated in the Pilot agreement to be negotiated and executed by Aquos as a subsidiary of the Company. Further, iOcean has agreed to use its best efforts to assist in these negotiations in good faith to ensure that the definitive agreements contemplated in the Pilot agreement are achieved.

Forthwith following execution of this Agreement, iOcean will use its best efforts to ensure that the licenses and permits required for the conduct of the planned television over the Internet business, as specified in the Share Purchase Agreement, are secured by Aquos by no later than October 31, 2007. In the event that the acquisition is completed prior to these licenses and permits being secured and Aquos has not secured these licenses and permits by October 31, 2007, then we will have the right under an option agreement to be executed on closing to re-purchase the shares issued to iOcean on closing by delivering notice of exercise of the option together with an assignment of the shares of Aquos acquired to iOcean. If we exercise this option, all shares issued to iOcean will be deemed to be cancelled and we will have no further interest in Aquos.

Upon closing, iOcean will have the right to appoint one nominee to our board of directors who will be appointed on closing of the acquisition. We anticipate that our board of directors will consist of three directors for at least one year after the closing, including the one nominee of iOcean.

Closing of the acquisition is subject to the following conditions, as well as customary conditions of closing:

  assignment of the Pilot agreement by iOcean to Aquos; and

  delivery of audited and interim financial statements of Aquos, audited in accordance with U.S. GAAP as required, for those periods necessary to enable us to comply with our reporting obligations under the Securities Exchange Act of 1934 as a consequence of completion of the acquisition of Aquos.

We anticipate that the closing of the acquisition of Aquos will take place on or about October 15, 2007. There is no assurance the acquisition will be completed or that Aquos will obtain the required licenses and permits.

Our Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified, subject to our achieving the requisite financing:

1.

We plan to carry on the development of the ITonis video solution from our research and development facility in Prague. Our general administrative overhead cost for our Prague office is approximately $50,000 per month. This amount includes salaries, computer hardware, rent and other general expenses associated with our Prague office. If we are successful in securing initial commercial sales of our ITonis video solutions, then we anticipate that these expenses may increase to $80,000 per month by the end of the third quarter of fiscal 2007, subject to financing. This increase in cost would be attributable to adding additional personnel to our development team and to put in place a team of employees to provide customer support services.

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

5.

We anticipate spending approximately $53,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

6.

We anticipate spending $120,000 to pay the accrued liability in connection with the services provided to us by John Marienhof pursuant to our reseller and consulting agreement with Nordic IPTV and $39,830 to repay the loan made to us by our former chief executive officer described below under the heading “Liquidity and Capital Resources”.

As at November 30, 2006, we had cash reserves of $1,571 and a working capital deficit of $442,867. As at August 31, 2007, our cash reserves had increased to $18,293 and our working capital deficit had increased to $724,591. Our planned expenditures over the next twelve months are approximately $1,000,000. Accordingly, we anticipate that we will require financing in the amount of approximately $1,730,000 in order to carry out our plan of operations for the next twelve months.

During the twelve month period following the date hereof, we anticipate that we will not generate revenues that exceed our operating costs. We anticipate based on our current cash and our working capital deficit and our planned expenses that we will be able to continue our plan of operations over the next one month without additional financing. This projection does not account for any revenues that we may earn from licensing sales of components to our ITonis video solution. We believe that we will require additional financing in order to commercialize our ITonis video solution in order to earn revenues that exceed our operating expenses.

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

If we are successful in completing the acquisition of Aquos, we will require additional financing with which to pursue the plan of operations for Aquos. We are in the process of defining this plan of operations and the funds required to fund this plan of operations will be in addition to the funds required for the current plan of operations described above.

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

Gains and losses on re-measurement are included in determining net income for the period.

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

Results of Operations – Nine months ended August 31, 2007 and 2006

References in the discussion below to fiscal 2007 are to our current fiscal year which will end on November 30, 2007. References to fiscal 2006 are to our fiscal year ended November 30, 2006. References to the first nine months of fiscal 2006 are to the nine month period ended August 31, 2006 and references to the first nine months of fiscal 2007 are to the nine month period ended August 31, 2007.

					From
	For the	For the	For the	For the	Incorporation
	Three Months	Three Months	Nine Months	Nine Months	July 5,
	Ended	Ended	Ended	Ended	2005 to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006	2007

Sales	$27,845	$24,351	$199,415	$24,351	$223,766

Cost of Sales	17,573	9,424	167,463	9,424	176,887

Gross Profit	10,272	14,927	31,952	14,927	46,879
General and Administrative
Expenses
Software development costs	78,933	-	252,979	13,814	615,533
Consulting	72,134	31,901	178,092	53,337	213,428
Salaries and wages	17,926	90,652	136,302	198,435	211,897
Auditing and accounting	37,573	19,371	100,645	39,995	256,602
Office	23,436	5,975	61,068	22,627	116,015
Legal	16,880	16,633	31,066	49,760	102,334
Depreciation	3,706	5,896	22,773	14,893	43,463
Rent	8,345	-	21,829	-	53,848
Filing fees	9,871	2,365	15,324	9,820	22,611

					From
	For the	For the	For the	For the	Incorporation
	Three Months	Three Months	Nine Months	Nine Months	July 5,
	Ended	Ended	Ended	Ended	2005 to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006	2007
Investor relations	-	2,287	6,235	2,287	24,915
Foreign exchange loss	(214)	4,811	3,801	4.811	9,651
Intellectual property	-	-	-	1,500,000	1,947,637
Marketing and distribution	-	-	-	120,000	120,000
Bad debt	-	9,789	-	9,789	9,789

	268,590	189,680	830,114	2,039,568	3,747,723
Loss from Operations	(258,318)	(174,753)	(798,162)	(2,024,641)	(3,700,844)
Other Income
Other income	-	4,974	-	26,724	33,926

Loss for the Period	$(258,318)	$(169,779)	$(798,162)	$(1,997,917)	$(3,666,918)

Revenue

We generated our initial revenues during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, we delivered our encoding platform to a customer for encoding content from DVD disks onto the customer’s video demand platform. The encoding platform is one of the components of the ITonis video solution. Our revenues increased to $199,415 for the first nine months of fiscal 2007 from $24,351 for the first nine months of fiscal 2006.

These initial revenues are not significant in relation to our overall expenses. We anticipate that we will not earn any significant revenues until such time as we have achieved commercial deployment of our ITonis video solution.

Software Development Costs

Software development costs represent amounts attributable to the development of our proprietary software.

Our software development costs increased significantly to $252,979 during the first nine months of fiscal 2007 from $13,814 during the first nine months of fiscal 2006 as we continued development of our ITonis video solution. Software development costs during fiscal 2006 included:

  amounts paid to Xeris in respect of development work on our ITonis video solution completed by Xeris prior to our taking over software development activities from Xeris in January 2006; and

  software development work that we completed in-house.

Consulting

Consulting fees represent amounts that we pay to consultants that are engaged by us.

Consulting expenses increased significantly to $178,092 for the first nine months of fiscal 2007 compared to $53,337 for the first nine months of fiscal 2006. Consulting expenses have increased in part due to marketing campaigns that were undertaken based on the previous strategy for the firm. Outside consultants were required to facilitate these campaigns because of lack of in-house expertise. We anticipate that management and consulting expenses will increase during fiscal 2007 because of our determination to focus on China.

Salaries And Wages

Salaries and wages are primarily comprised of salaries paid to employees of ITonis CZ who are or were at the time employed at our research and development facility in Prague.

Salaries and wages were $136,302 during the first nine months of fiscal 2007 compared to $198,435 during the first nine months of fiscal 2006 due to fewer employees.

Audit and Accounting

Our accounting and auditing expenses include professional fees for accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements.

Accounting and auditing expenses increased during the first nine months of fiscal 2007 to $100,645 compared to $39,995 in the first nine months of fiscal 2006 as a result of the review of potential acquisitions.

Depreciation

Depreciation expense represents depreciation of our computer hardware and equipment.

Depreciation expense in the first nine months of fiscal 2006 and fiscal 2007 represented depreciation of computer hardware and equipment that we acquired in connection with the development and testing of our ITonis video solution.

Legal

Legal expenses are attributable to legal fees paid to our legal counsel in connection with the completion of our corporate reorganization and our filing a registration statement with the SEC and becoming a reporting company under the Securities Exchange Act of 1934.

Legal expenses during the first nine months of fiscal 2007 declined compared to the first nine months of fiscal 2006 as a result of our completing our corporate reorganization and preparing and filing of a registration statement with the SEC during fiscal 2006. Legal expenses during the first nine months of fiscal 2007 have related to our ongoing continuous reporting obligations under the Securities Exchange Act of 1934.

Rent

Our rent expenses include the rent that we pay for our research and development facility in Prague and general office expenses.

Our rent expenses increased significantly in fiscal 2006 as the result of ITonis CZ entering into a lease for our research and development facility in Prague. This lease expense will be ongoing through fiscal 2007.

Intellectual Property

We did not incur any expenses on any intellectual property during the first nine months of fiscal 2007. In fiscal 2006, we determined that the cost of the intellectual property purchased during our fiscal 2006 does not meet the criteria for capitalization as set out in SFAS No. 86.

Marketing And Distribution

Our marketing and distribution expenses include amounts that we pay under our reseller and consulting services agreement with Nordic IPTV. We recorded $120,000 in expenses under the Nordic IPTV agreement in fiscal 2006 in respect of four months of service provided by John Marienhof as commercial director of ITonis. In accordance with our agreement with Nordic IPTV, this amount has not been paid but has been accrued. We did not record any marketing and distribution expenses during the first nine months of fiscal 2007.

Other Income

We did not generate any other income during the first nine months of fiscal 2007. Our other income during fiscal 2006 was comprised of:

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

Liquidity And Capital Resources

Cash and Working Capital

As at August 31, 2007, we had cash of $18,293 and a working capital deficit of $724,591, compared to cash of $1,571 and a working capital deficit of $442,867 as at November 30, 2006.

Related Party Loan

During fiscal 2006 Mr. Nicolas Lavaud, our former director and chief executive officer, granted us a loan which was outstanding in the amount of $40,621 as of August 31, 2007. The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand.

Plan of Operations

Our planned expenditures over the next twelve months are approximately $1,000,000. As described above under “Our Plan of Operations”, we anticipate that we will require financing in the amount of approximately $1,730,000 in order to carry out our plan of operations for the next twelve months. While this amount may be offset by any gross profits that we earn from sales of our ITonis video solutions, we anticipate that we do not have sufficient funds to enable us to undertake our plan of operations past the next month. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above under “Our Plan of Operations”.

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

Cash Used In Operating Activities

We used cash of $374,956 in operating activities during the first nine months of fiscal 2007 compared to cash used of $296,969 in operating activities during the first nine months of fiscal 2006.

Cash From Investing Activities

We used cash of $34,362 in investing activities during the first nine months of fiscal 2007 which consisted of upgrades and enhancements to technology and purchases of equipment. We used cash in investing activities in the amount of $36,925 during the first nine months of fiscal 2006. Cash used in investing activities in fiscal 2006 was attributable primarily to the purchase of computer hardware and equipment that we have acquired in connection with the development and testing of our ITonis video solution.

Cash from Financing Activities

We generated cash of $442,628 from financing activities during the first nine months of fiscal 2007 compared to cash of $184,641 generated from financing activities during the first nine months of fiscal 2006.

Cash generated from financing activities during the first nine months of fiscal 2007 and 2006 was attributable to shares issued for cash.

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

Item 3.                     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Thomas Neal Roberts. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended August 31, 2007.

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

Item 3A(T).           Controls and Procedures

Not Applicable.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Sales of securities without registration under the Securities Act of 1933 during the quarter ended August 31, 2007 have been previously disclosed.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter ended August 31, 2007.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	By-Laws (1)

3.4	Certificate of Change pursuant to NRS 78.209 effective March 19, 2007 (6)

10.1	Asset Purchase Agreement dated October 1, 2005 between ITonis Inc. and Onyx Trading Inc. (1)

10.2	Employment Agreement between ITonis Inc. and Antonin Kral dated January 1, 2006 (1)

10.3	Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (1)

10.4	Employment Agreement between ITonis Inc. and Thomas Neal Roberts dated September 1, 2007 (10)

10.5	Employment Agreement between ITonis Inc. and Lawrence Haber dated September 1, 2007 (10)

10.6	Share Purchase Agreement dated September 8, 2007 between ITonis Inc., iOcean Media Limited and Aquos Media Limited (11)

Exhibit
Number	Description of Exhibit

10.7	Asset Purchase Agreement between ITonis Inc. and Nordic IPTV Company ApS (formerly “Makeitwork ApS”) dated January 31, 2006 (1)

10.8	Reseller Agreement dated February 7, 2006 between ITonis Inc. and Makeitwork ApS (1)

10.9	Lease Agreement dated December 23, 2005 between Achat Real a.s. and ITonis CZ s.r.o. (1)

10.10	2006 Stock Option Plan (2)

10.11	Amendment dated February 15, 2006 to Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (3)

10.12	Amendment dated August 9, 2006 to Reseller Agreement dated February 7, 2006 between ITonis Inc. and Nordic IPTV Company ApS (formerly, Makeitwork ApS") (3)

10.13	Promissory Note issued by ITonis Inc. to Nicolas Lavaud in the amount of CZ 400,000Kc dated July 3, 2006 (3)

10.14	Subscription Agreement between ITonis Inc. and Spectrum Managers Ltd. dated December 12, 2006 (4)

10.15	Memorandum of Understanding between the Company and iOcean Media Limited dated April 16, 2007 (7)

10.16	Employment Agreement between the Company and Thomas Neal Roberts dated September 1, 2007 (9)

10.17	Employment Agreement between the Company and Lawrence Haber dated September 1, 2007 (9)

10.18	Share Purchase Agreement between the Company, iOcean Media Limited and Aquos Media Limited dated September 8, 2007 (10)

14.1	Code of Ethics (8)

16.1	Letter of Moores Rowland dated February 15, 2007 (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (11)

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on May 12, 2006.

(2)	Filed as an exhibit to Amendment No. 1 to the registration statement on Form SB-2 filed with the SEC on June 27, 2006.

(3)	Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2 filed with the SEC on August 11, 2006.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 15, 2006.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2007.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2007.

(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on April 27, 2007.

(9)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 11, 2007.

(10)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 13, 2007.

(11)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITONIS INC.

By:               /s/ Thomas N. Robert
                     ________________________________
                     Thomas N. Roberts
                     Chief Executive Officer and Chief Financial Officer

                     Date: October 18, 2007