Form 10KSB
period 2007-11-30
ITONIS INC.
filed 2008-04-04
CIK 1360184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number: 000-52201

ITONIS INC.
(Name of small business issuer in its charter)

Nevada	26-0881302
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Sunny Palace Suite
Xibahe Road
Chaoyang District, Beijing 100028
People’s Republic of China
(Address of principal executive offices)

Issuer’s telephone number, including area code: +8613439671941

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ] Yes[X]No

State issuer’s revenues for its most recent fiscal year:[X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 28, 2008 was $1,139,805, based upon the closing price of such common stock on the OTC Bulletin Board on March 28, 2008 of $0.024.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 124,930,223 shares of common stock as of March 28, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITONIS INC.

Annual Report on Form 10-KSB
for the Year Ended November 30, 2007

iii

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in this Annual Report on Form 10-KSB under the section entitled “Risk Factors”, and in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “ITonis” and the “Company” mean ITonis Inc and its subsidiaries, unless the context requires otherwise; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

iv

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Corporate Organization

We were incorporated on July 5, 2005 as Kenshou Inc. under the laws of the state of Nevada.

We entered into an asset purchase agreement dated October 1, 2005 with Onyx Trading. Pursuant to this asset purchase agreement, we issued 30,000,000 post-split shares of common stock to Onyx Trading in consideration for the acquisition of certain intellectual property owned by Onyx Trading. This transaction was completed and the shares issued on November 16, 2005. Onyx Trading became one of our principal shareholders upon completion of this transaction.

On November 24, 2005, Onyx Trading sold an aggregate of 17,250,000 post-split shares of the common stock that it acquired from us to Nicolas Lavaud, Antonin Kral and Libor Bucinsky in order to provide them with an ownership interest in our company and a performance incentive. In these transactions, Nicolas Lavaud purchased 6,150,000 shares of our common stock, and Antonin Kral and Libor Bucinsky each purchased 5,550,000 shares of our common stock. These transactions were completed pursuant to Rule 903 of Regulation S of the Securities Act of 1933. We were not a party to these transactions.

In order to reflect our new business focus upon completion of the Onyx Trading intellectual property acquisition, we changed our corporate name from “Kenshou Inc.” to “ITonis Inc.” effective December 2, 2005.

In order to be able to develop the intellectual property purchased from Onyx Trading, we commenced the process of incorporating a wholly owned Czech subsidiary called “ITonis CZ” on November 25, 2005. The incorporation process was formally completed under the law of the Czech Republic on January 4, 2006.

We entered into an asset purchase agreement dated January 31, 2006 with Nordic IPTV (named “Makeitwork ApS” at the time of the agreement). Pursuant to this asset purchase agreement, we issued 18,000,000 post-split shares of common stock to Nordic IPTV in consideration for the acquisition of certain intellectual property owned by Nordic IPTV. This transaction was completed and the shares issued on February 7, 2006. Nordic IPTV became one of our principal shareholders upon the completion of this transaction.

Concurrent with the completion of the asset purchase transaction, we entered into a reseller and consulting service agreement with Nordic IPTV dated February 7, 2006. Under this agreement, Nordic IPTV was appointed as our agent to promote and resell our products and services in Europe.

We completed a one for two consolidation of our issued and outstanding shares of common stock on June 15, 2006. We completed a three for one forward stock split of our authorized and issued and outstanding shares of common stock on March 20, 2007. All information presented in this annual report takes into consideration the consolidation and forward split of our shares of common stock, including all share amounts and per share prices.

In July 2007, under new management, we determined to shift our efforts for commercialization of our solution from the European market to the Chinese market. On January 21, 2008, we entered into an amended and restated share purchase agreement (which amended and restated the terms of the share purchase agreement we entered into on October 28, 2007) with iOcean Media Limited to acquire its wholly-owned subsidiary Aquos Media Limited, which is in the business of assembling licenses and permits for Internet television (IPTV) broadcasting in China. We completed the acquisition on January 29, 2008. For more information on the acquisition, see “Description of Business – Recent Developments” below.

On December 14, 2007, we entered into a definitive joint cooperation agreement with Beijing Lushi (SDTV) Pilot Media Co. Ltd. (“Pilot Media”), a company organized under the laws of the People’s Republic of China to establish an online television network platform in China. For more information, see “Description of Business – Recent Developments” below.

On December 31, 2007, due to the minimal level of acceptance of our ITonis video solution and our determination to focus on the Chinese market, we placed ITonis CZ into liquidation.

On January 15, 2008, we entered into a definitive share purchase agreement with Niu Xhengping and Wu Jiping for the acquisition of their company, Beijing Tuo Jiang Culture Development Ltd., which is organized under the laws of the People’s Republic of China, to enable us to comply with certain Chinese laws in connection with the joint cooperation agreement we entered into with Pilot Media. For more information, see “Description of Business – Recent Developments” below.

As a result, our business is now focused on the development of a national IPTV platform in China with Pilot Media.

Principal Executive Offices

Commencing March 2008, our principal executive offices were re-located to leased premises at Sunny Palace, Suite B2-1202, Xibahe Road, Chaoyang District, Beijing 100028, People’s Republic of China. Relocation of the principal office to Beijing will allow us to focus on the implementation and roll-out of the IPTV platform in China. Our Chinese Partner, Pilot Media, is taking 6,000 square feet of office space (still in the process of build-out) in the Beijing Cultural Creative Industry Centre, owned by the State Administration for Film and Television (SARFT), and will also be making office space available there to us to develop content for the IPTV platform.

Recent Developments

Disposition of our ITonis Video Solution

We were the owner of a suite of proprietary software applications that we referred to as the “ITonis video solution”. The ITonis video solution enabled the on-demand delivery of video content, including television channels and videos, to consumers by a broadband Internet for viewing on their television sets. Due to the minimal level of acceptable of our ITonis video solution by the market, on December 31, 2007, we placed ITonis CZ into liquidation and, as a result, we no longer own this technology.

Joint Cooperation Agreement with Pilot Media

On December 14, 2007, we executed a binding, definitive joint cooperation agreement (the “Joint Cooperation Agreement”) with Beijing Lushi (SDTV) Pilot Media Co., Ltd., a company organized and validly existing under the laws of the People’s Republic of China. The following summary of the Joint Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the Joint Cooperation Agreement (titled flOw TV Joint Cooperation Contract), a copy of which has been filed with the SEC.

The Joint Cooperation Agreement establishes an online television network platform in China. Under the joint cooperation, Pilot Media is responsible for providing the television network platform, assembling the necessary licenses and permits and operational management of the joint cooperation and the Company is responsible for financing, business development and intellectual property. The Company is required to raise $15,000,000 by June 1, 2008, for the implementation of the internet television platform. The Company has operational control of the joint cooperation.

Material terms of this agreement include the following:

  The stated objectives of the Joint Cooperation Agreement are to strengthen the economic and technical cooperation between the two parties and sell a complete Internet television platform solution (the “IPTV Platform”) and to exploit the IPTV Platform throughout China.

  The business scope of the joint cooperation is to create a robust IPTV platform for distribution of television programming over the Internet throughout China, to market and sell the IPTV Platform throughout China and to maximize revenues by creating innovative economic sales and advertising models for the IPTV Platform.

  An initial investment of $15,000,000 is required, which we are required to contribute by no later than June 1, 2008.

  Pilot Media will not be required to contribute any cash and will hold a 40% interest in the Joint Cooperation.

  We will hold a 60% interest in the Joint Cooperation, provided that we will allocate an interest in the Joint Cooperation through the issuance of shares of our common stock to the management of Pilot Media.

  Pilot Media’s management will ultimately hold a 20% interest in the Joint Cooperation by virtue of owning a 10% interest in ITonis.

  Pilot Media will be obligated to secure certain agreed upon licenses for the Joint Cooperation, including a business license, an Internet content provision license, a network culture operation license and an information network video/ audio program license. These licenses must be obtained within 100 days of the execution of the Joint Cooperation Agreement. In addition, Pilot Media will be obligated to file applications in connection with the establishment of the business of the Joint Cooperation and employ local personnel as required for the operation of the business of the Joint Cooperation.

We are obligated to pay a deposit of $150,000, which was paid on January 25, 2008. The deposit will be returned to us if the licenses are not obtained within the 100 day period from the execution of the agreement. If the licenses are obtained within this period, the deposit will belong to Pilot Media and will be applied towards the $15,000,000 investment amount if the investment amount is raised by June 1, 2008.

We have agreed to provide equipment and technology for the IPTV Platform, manage matters that the Joint Cooperation may prescribe (such as equipment purchases abroad) and develop IPTV content, license content and create an advertising based revenue generator for the IPTV Platform.

We have agreed to provide a license of the technology for the IPTV Platform to the Joint Cooperation on an exclusive basis within China, and a non-exclusive basis with respect to the rest of the world. In order to accomplish this, we are presently in discussions with prospective suppliers of such technology with a view toward our licensing or acquiring this technology.

The Joint Cooperation will be governed by a supervisory committee consisting of seven supervisors, four who will be nominated by us and three who will be nominated by Pilot Media.

The net profit of the Joint Cooperation will be divided between Pilot Media and us, with Pilot Media receiving 40% and us receiving 60%. Of the amount that we receive, 20% will ultimately be allocated to the management of Pilot Media through shares of ITonis that are to be acquired by management of Pilot Media.

The Joint Cooperation shall cover a term of 20 years.

There is no assurance that Pilot Media will be able to obtain the required licenses and permits, nor that the Company will be able to raise the $15,000,000 it is required to raise for the implementation of the internet television platform.

Agreement to Acquire Beijing Tuo Jiang Culture Development Ltd.

On January 15, 2008, we executed a binding, definitive share purchase agreement (the “Beijing Share Purchase Agreement”) with Niu Zhengping and Wu Jiping, individually, for the acquisition of their company, Beijing Tuo Jiang Culture Development Ltd. (“BTJCD”), a company organized and validly existing under the laws of China. The following summary of the Beijing Share Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Beijing Share Purchase Agreement, a copy of which has been filed with the SEC.

Under the Joint Cooperation Agreement, we must utilize a Chinese subsidiary to operate in China. The lead time for creating a new company in China is approximately six months, while the lead time for the acquisition of an existing company is three months. Therefore, we decided to acquire an existing company. The vendors agreed to sell BTJCD in exchange for 1,000,000 shares of our common stock, and $610,000 cash. Among BTJCD’s assets are $300,000 in cash, made immediately available to the Company for use in China for Company purposes, which is prior to the expected closing of the purchase of BTJCD on or about June 1, 2008, and two automobiles valued in excess of $100,000. BTJCD will be 100% owned by a Hong Kong company to be established by us, which in turn will be 100% owned by Aquos, which is 100% owned by us. These companies, and their places of organization, are necessary for us to effectively transfer our earnings from the Chinese business to our bank accounts in the United States.

There is no assurance that the acquisition of BTJCD will be completed by June 1, 2008, due to the number of regulatory approvals required in China.

Acquisition of Aquos Media Limited

On January 21, 2008, we entered into an amended and restated share purchase agreement (the “Amended Share Purchase Agreement”) with iOcean Media Limited (“iOcean”) and Aquos Media Limited (“Aquos”), a wholly owned subsidiary of iOcean organized under the laws of the British Virgin Islands, pursuant to which we agreed to amended and restated terms for our acquisition of Aquos. The Amended Share Purchase Agreement replaces and supersedes the original share purchase agreement that we entered into with iOcean and Aquos on October 23, 2007 (the “Original Share Purchase Agreement”). iOcean, through Aquos, was engaged in the business of assembling licenses and permits for internet television broadcasting in China. As part of its business efforts, iOcean entered into a binding agreement with Pilot Media for a joint cooperation between the parties. Under the Original Share Purchase Agreement, we agreed to purchase all of the issued and outstanding share capital of Aquos (and, therefore, the rights to the joint cooperation with Pilot Media) in consideration of the issue to iOcean of 70,340,800 shares of our common stock. We disclosed the completion of this acquisition and the issuance of these shares on our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007. Under the terms of the Amended Share Purchase Agreement, we have agreed that the acquisition of Aquos will be completed in consideration for the issuance of 16,138,370 shares of our common stock. We agreed with iOcean that the acquisition of Aquos would complete on January 29, 2008, not October 26, 2007, as previously disclosed. We further agreed that the Original Share Purchase Agreement was replaced and superseded in whole by the Amended Share Purchase Agreement. The proposed issuance of 70,340,800 shares to iOcean contemplated under the Original Share Purchase Agreement did not, in fact, occur.

Overview of Our Business

We were in the business of commercializing our ITonis video solution which enabled the on-demand delivery of video content, including television channels and videos, to consumers via broadband Internet for viewing on their television sets. However, due to the minimal level of acceptance of our ITonis Video Solution by the market, on December 31, 2007, we placed ITonis CZ (which held the ITonis Video

Solution assets) into liquidation. As a result, we no longer own the ITonis Video Solution assets.

Since August 2007, through iOceans and Aquos, we had been in negotiations with the second largest television broadcaster in China, Shandong Television (“SDTV”), to develop a national IPTV platform for China. On December 14, 2007, we entered into a joint cooperation agreement with Pilot Media, a wholly owned subsidiary of SDTV, to establish an online IPTV platform in China. See “Description of Business –Recent Developments” for more information on the joint cooperation agreement.

In order to comply with Chinese laws in connection with the joint cooperation agreement, we have entered into the Beijing Share Purchase Agreement to acquire a Chinese subsidiary to operate in China. We expect to complete this acquisition on or about June 1, 2008. In addition, our wholly owned subsidiary, Aquos, is involved in the establishment of an IPTV platform in China.

China is widely regarded as the world’s fastest growing IPTV market and offers a unique business growth opportunity for us. Development of relevant technology solutions and build-out of the IPTV platform in conjunction with SDTV now forms a major component of our business strategy.

SDTV, through its subsidiary Pilot Media, is currently in the process of obtaining all necessary governmental approvals for a national roll-out during 2008 of the China IPTV platform in conjunction with us. The business venture will be an Internet-based television portal that we expect will eventually deliver over 150 foreign and domestic channels nationwide. Licensed by the State Administration for Film and Television, broadcasting is scheduled to commence in June 2008, subject to financing.

Industry Background

Broadband Internet

Broadband Internet refers to the ability to access the Internet at high speeds of data connection. These data speeds are measured in terms of kilobits per second (“kbps”) (i.e. 1000 bits of data information per second) per second and megabits per second (“mbps”) (i.e. 1,000,000 bits of data information per second). Broadband Internet generally refers to data speeds in excess of 2 mbps. At these data speeds, it becomes possible to stream video content to consumers via the Internet from computer servers that have been configured and programmed to deliver video streaming.

Broadband Internet connections are becoming increasingly available to consumers as telecommunication companies throughout the world expand their ability to deliver broadband Internet via cable, digital fiber and ADSL connections. As the market penetration of broadband Internet increases, the number of potential consumers for a technology solution that enables the delivery of video content via the Internet increases. Accordingly, as rates of broadband Internet access increase amongst consumers, a market opportunity is generated to provide on-demand video content to these consumers via the Internet.

Video Content

We believe that there is considerable global demand among consumers, particularly in China, for the delivery of content which could be satisfied by delivery of on-demand video content via the Internet, including:

Movies And DVD’s

There is a demand among consumers for the ability to watch movies and other digital video discs (“DVD’s”) on their PCs and televisions. This demand is presently satisfied by a combination of DVD rental stores and on-demand services available to some consumers through cable and satellite television services. The ability to offer movies and DVD’s to consumers via the Internet presents a new opportunity for Internet service providers and others to offer movies and DVD’s on demand to their customers.

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

Our Business

Our primary business is the development and growth of an IPTV platform in China which we refer to as “ChinaTV-Net”, a joint cooperation with Pilot Media, to establish a nationwide, government-licensed IPTV network in China. Subject to financing, ChinaTV-Net is proposed to cover the full spectrum of IPTV broadcasting – infrastructure; technology; content acquisition and creation; advertising sales and partnerships; and merchandise sales.

Our ability to implement our plan of operations under the Joint Cooperation Agreement and participate in the ChinaTV-Net business is subject to our being able to meet our funding obligations under the Joint Cooperation Agreement. While we are presently working towards securing this funding, this is no assurance that we will be able to meet this funding requirement. Accordingly, there is no assurance that we will be able to execute in on the business plan for ChinaTV-Net described below.

Corporate Structure

ChinaTV-Net is a Chinese business entity, owned by Pilot Media. Under the Joint Cooperation Agreement, Pilot Media is providing ChinaTV-Net to the joint cooperation. It is proposed that ChinaTV-Net will launch in China a wide range of IPTV programming consisting of films, sports, and entertainment, including premium entertainment channels, video on demand movies, television shows, and films in foreign and Chinese languages.

In order to comply with Chinese regulatory requirements, ITonis will operate in China through a wholly owned Chinese registered subsidiary which will essentially be a transparent pass-through to ITonis. This subsidiary is necessary in order to comply with Chinese government regulations. Within ChinaTV-Net, ITonis is expected to provide the bulk of the IPTV technology, including middleware, streaming and storage components, digital rights management, and player development. ITonis will also take the lead on acquiring and creating content to augment the 30 channels that SDTV is already delivering to its 80 million traditional cable TV customers. ITonis is also responsible for obtaining the necessary funding from institutional investors to fund the cash needs of ChinaTV-Net.

SDTV provides a strong position with the Chinese central government, as well as its considerable existing broadcasting, technical, production, and administrative infrastructure. A major component of the government relationships being leveraged by SDTV is the issuing of a number of critical licenses to ChinaTV-Net, which are required to operate as a nationwide IPTV broadcaster. The most significant licenses are listed in the following table. Most of these licenses have already been obtained, while some are still in the approval process. These licenses will be necessary for the implementation of the ChinaTV-Net business.

License	Licensee	Issuer/Regulator	Main provisions

Business License	ChinaTV-Net	Bureau of Industry and	º Normal business registration
Commerce

Internet Content Provider	ChinaTV-Net	Ministry of Information	º Permits hosting of a “.cn” suffix
(ICP) License		Industry (MII)	website, provision of content but
not broadcasting.

Value-added Network	ChinaTV-Net	MII	º Permits charging for VAS and
Service Provider (SP)			content on Internet or mobile
License			phones but not broadcasting.
º Requirement for prescribed level
of capital and minimum 5 offices
in China.

Network Culture	Pilot Media	Ministry of Culture	º Must conform to PRC censorship
Operating License			laws.

Information Network	Pilot Media	SARFT	º Permits broadcasting of video and
Video/Audio Program			audio over the Internet.
(IPTV) License

Film and TV Production	ChinaTV-Net	SARFT	º Permits purchase and distribution
License			in China of foreign content

  ChinaTV-Net is planned to be the broadcasting entity that aggregates and distributes the programming feeds, controlled 60% by ITonis and 40% by Pilot Media.

  ITonis China Company: ITonis is in the process of acquiring a Beijing company, Beijing Tuo Jiang Culture Development Ltd., which will be a wholly-owned foreign enterprise (“WOFE”). 60% of revenues generated by ChinaTV-Net will flow to the WOFE for reinvestment in the project or disbursement to ITonis in accordance with needs of the business, as contemplated under the Joint Cooperation Agreement.

  Shandong Television (SDTV) is one of the three largest Chinese state-owned cable television companies. SDTV broadcasts 30 channels to over 80 million people each day.

  Pilot Media is a profit-making Beijing corporation formed for the purpose of this project and is wholly-owned by SDTV. Pilot is essentially a division of SDTV that will carry out the operational efforts required to work with ITonis to create and run ChinaTV-Net. Pilot has access to the large asset base of SDTV, including the fiber and copper wire network that is the backbone of the company’s cable TV system, the existing 30 channel TV feed, technical workers, the marketing department to promote ChinaTV-Net, and the physical plant including office and lab space. Pilot and SDTV are listed separately as participants in the ChinaTV-Net business for corporate governance reasons.

Together with Pilot Media, we plan to create four different major divisions within ChinaTV-Net, as follows:

(1) Broadcasting is proposed to be the division of ChinaTV-Net that plans the broadcasting of content and is responsible for actually doing the broadcasting. ChinaTV-Net Broadcasting thus undertakes all of the real-time activities associated with a television network, as well as the delivery and maintenance of the interactive components of ChinaTV-Net’s IPTV platform. In addition, ChinaTV-Net Broadcasting deals with the customers, including billing and customer service.

(2) Technology is proposed to be the division of ChinaTV-Net that creates and maintains the Internet Protocol (IP) technology infrastructure that allows the ChinaTV-Net broadcast signal to be delivered via the Internet. It is expected that ChinaTV-Net Technology will be largely comprised of the assets and skills that ITonis brings to the ChinaTV-Net venture, namely hardware and software for media acquisition, storage, streaming video, digital rights management, and watermarking.

(3) Advertising is proposed to be the advertising sales division of ChinaTV-Net. The ChinaTV-Net broadcasting network is expected to create a very valuable inventory of advertising space that will engage the viewing of millions of high value Chinese consumers. ChinaTV-Net Advertising expects to cultivate relationships with large domestic and international advertisers to further monetize the audience for ChinaTV-Net’s programming.

(4) Channel is proposed to be the content acquisition division of ChinaTV-Net, and wil focus on acquiring, developing, and delivering foreign (non-Chinese) content for broadcast on ChinaTV-Net. Chinese television viewers are greatly limited in the number of content options available to them. Most content is domestically generated, leaving a vast unmet demand for western entertainment and information programming. ChinaTV-Net Channel proposes to develop partnerships with western content companies to create programming options. ChinaTV-Net Channel also plans to produce on-screen gambling entertainment and original Chinese language content.

Content Strategy

ChinaTV-Net’s programming is proposed to contain a mix of Chinese and foreign content, designed to provide a selection that goes far beyond what is currently available to the Chinese viewer, as well as to incorporate the interactivity of IPTV. At the time of launch, ChinaTV-Net’s content is planned to be a mix of 80 existing Chinese language channels, 30 of which are already being carried by SDTV, and the rest of which will be sourced from other provinces. ChinaTV-Net proposes to broadcast a total of 150 channels by the end of 2009 – the initial 80 domestic channels, plus 70 foreign and complementary domestic channels. A further 50 audio channels are also planned to be launched by the end of 2009.

New Chinese content channels beyond the initial 80 are proposed to be broadcast under the ChinaTV-Net brand name. Some of these channels are expected to be created as “high-interactivity” complements to existing SDTV channels, while others will be completely new channels. The interactivity will allow ChinaTV-Net to exploit the full capabilities of the IPTV medium, defining clearly the differentiation between ChinaTV-Net’s IPTV platform and standard cable TV. The production of the original content for the new channels is expected to be done largely in China (as required by law), and is expected to draw upon ChinaTV-Net’s strong existing ties to China Film Group – essentially the Chinese state-owned film studio and distribution company.

Foreign Content and Channels

ChinaTV-Net’s ability to deliver a robust package of foreign content will be one of its strongest drawing cards with Chinese viewers. These consumers are experiencing their lifestyle being drawn into the twenty-first century due to the growing affluence created by China’s dramatic economic growth. A major part of this lifestyle change is enhanced access to information about the rest of the world. As a result, Chinese consumers have been exposed to modern conveniences and recreations available in places like the United States, and they want to get a bigger piece of them. It follows that they want to be able to access content that appeals to them, and they want a much greater number of options from which to choose in finding content that appeals to them.

At present, Chinese TV channels are allowed by law to purchase foreign programming on a “one off” basis. But they are not allowed to have a full channel for this programming, nor can they brand a foreign broadcasting channel. For example, they are not allowed to create a “Disney Channel China.” However, this law does not appear apply to the new medium of IPTV, so ChinaTV-Net may present an option for bringing foreign channels into China, with branding and without a requirement that a large portion of the content be Chinese-produced, although there is no assurance that government regulation will not be expanded or interpreted to apply to IPTV.

ITonis plans to work with some of the largest sports, animation and film broadcasters in the United States, Europe, and Asia with a view to acquiring exclusive non-Chinese (“foreign”) sports, films and children’s television content. ChinaTV-Net currently hopes to offer branded foreign content providers their only real opportunity to reach the Chinese market.

It is our plan that foreign channels will be offered on ChinaTV-Net by subscription at first, but eventually may be offered for free as the advertising revenue reaches levels that make such a move a value-creating choice. The business arrangement ITonis envisions for foreign channels is through partnership with the ChinaTV-Net Channel subsidiary, with joint ownership of the channels. ITonis views the potential of the foreign channels as one of the greatest opportunities for its revenue and income growth.

In addition to branded channels devoted to foreign content, ChinaTV-Net plans to offer premium content for view on a pay per view, on-demand basis. The interactive IPTV platform enables ChinaTV-Net viewers to choose from a large catalog of movies and other content that can be accessed and purchased for viewing at any time. Given that there is an entire world of premium content, developed over many years, that has been largely unavailable to the Chinese market, there is great potential in capturing Chinese viewers’ attention and unlocking their pent-up demand to view this content for a small fee.

Football Broadcasts

Interest in soccer in China has been increasing greatly. In particular, the English Premier League has become a phenomenon amongst Chinese football enthusiasts. However, most Premier League matches are not available on live TV. The matches that are available attract audiences ranging from 100 million to 360 million. Through a relationship which one of ITonis’ significant shareholders, iOcean Media Limited, has with the Premier League, ITonis is hoping to bring live broadcast of all Premier League matches to its viewers as one of ChinaTV-Net’s premium content options.

Roll-Out and Expansion

ChinaTV-Net plans to launch broadcasting in 2008 with approximately 80 Chinese channels, aggregated from the country’s 36 provinces. The target is to have service rolled out nationwide within one year.

Under this plan, each viewer who signs up under the ChinaTV-Net platform will automatically become a subscriber to the basic 80 channel domestic cable TV service, which is offered for free. ChinaTV-Net anticipates that offering the basic service for free will attract many more viewers to its platform – viewers who are well-positioned for upselling of premium paid products and services.

Basic Paid Channels

Premium paid channels offering high-demand domestic content, as well as foreign content, are planned to be offered on a pay-per-day basis. The price will amount to $0.10 per viewer per day, and ChinaTV-Net conservatively projects that 2% of its viewers will take part in these channels each day. The pay-per-day model reflects the Chinese consumer’s tendency to pay for products and services in small amounts, rather than signing up for long-term contracts with higher absolute expenditures but lower unit costs.

Football Package

ChinaTV-Net’s football viewing package is expected to be a significant component of the network’s IPTV programming choices. Ideally positioned to align with the interests of the many football enthusiasts across China, the premium football viewing package is expected to be ChinaTV-Net’s largest revenue generator for the foreseeable future. It is proposed that the package will offer viewers the ability to see every English Premier League football match, as well as other leagues in the future. Additionally, it is planned that the interactivity features of ChinaTV-Net will be used to allow viewers to access the full database of licensed Premier League information, statistics, photos, etc.

Premium Pay-Per-View Content

ChinaTV-Net is proposed to offer interactive access to video-on-demand (VOD) programming, consisting of first-run movies, a catalog of movies and TV shows, and other premium content. This premium content will be available for purchase on a per-program basis, for $1.00, and as a monthly package for $6.00.

Advertising

ChinaTV-Net is expected to sell advertising of various types on its IPTV platform. A large portion of these proposed advertising will be in the form of 30 second video spots, airing on the basic subscription TV channels it will deliver. In addition, there are proposed to be Internet-style advertising on the interactive portions of the ChinaTV-Net platform, with strong targeting capabilities.

Other Revenue Sources

Additional sources of potential revenue include the offering of private channels for personal or business use and merchandise sales. Much like blogs, these channels could give individuals and companies the opportunity to have their voices heard on an ongoing basis – either for a fee or with advertising support.

Our Market Opportunity

We believe that content owners and distributors will be looking at working together to deliver video content to a growing number of consumers on the Internet. The ability of consumers to connect to the Internet presents a market opportunity to deliver the following on-demand video content to consumers via the Internet:

  Movies and DVD’s
  Internet Television
  Virtual Video Recorder
  TV in the Past

Our market opportunity is to develop and deliver a technology solution that enables the on-demand delivery of this video content to consumers via the Internet that respects the ownership rights of the video content owners and incorporates digital rights management features. We believe that our ability to do this in China is greatly enhanced by our formal partnership with a major existing cable and satellite television company (SDTV), supported by Central Government licensing, which is currently being processed.

Development

Initially, the IPTV broadcasting service is planned to roll-out using peer-to-peer (“P2P”) technology. P2P is a communications model in which each party has the same capabilities and either party can initiate a communication session. Other models with which it might be contrasted include the client/server model or the master/slave model. In some cases, P2P communications is implemented by giving each communication node both server and client capabilities. In recent usage, peer-to-peer has come to describe applications in which users can use the Internet to exchange files with each other directly or through a mediating server.

On the Internet, P2P is a type of transient Internet network that allows a group of computer users with the same networking program to connect with each other and directly access files from each others hard drives. In the West, there has been considerable, highly publicized, concern from major producers of content, including record companies, about what they consider illegal sharing of copyrighted content resulting in numerous legal actions against P2P users. Meanwhile, corporations are nevertheless also looking at the advantages of using P2P as a way to share files without the expense involved in maintaining a centralized server and as a way for businesses to exchange information with each other directly. P2P networks are often used in scientific and grid computing as well. In China, P2P remains more or less the standard technology for roll-out of new media content provision models such as IPTV and ITonis is in discussions with a leading Chinese P2P technology company. Under the Joint Cooperation Agreement, we are required to provide this to the joint cooperation. Accordingly, we are presently in discussions with potential suppliers of such technology with a view towards acquiring the right to its use.

Internet P2P Program

To use P2P technology, the user must first download and execute a peer-to-peer client application (program). This program is capable of fetching the initial list of potential peers (seed list), these peers are used as a root of graph describing the P2P network. This network itself is then used for other node discovery and media delivery. Some nodes have specific semantics. They are used by the service provider as media seeds and act as sources of the transmitted media.

Our Market

China has the world’s largest television audience, the greatest number of cable television households, and the second most Internet users and broadband users (and is rapidly overtaking the United States in both of these categories.) The Chinese government has mandated that Digital TV will be made the nationwide standard for cable television by 2015. This transition will mean more domestic television channels and even higher revenues for broadcasters.

China currently ranks third in the world behind the United States and Japan in media spending and is projected by PriceWaterhouseCoopers to take over the number two spot from Japan in 2008. The firm says that China's growth will result from increases in disposable income and be fueled largely by increases in pay-TV services, internet advertising, merchandising and other online services. This explosive growth in the Chinese media market aligns with ITonis’ business model, which consists of:

  A large package of local Chinese channels, offered for free
  Standard pay-channel packages
  Premium pay-channels, including Chinese versions of foreign content
  Premium sports packages (featuring English Premier League football/soccer, as well as American sports)
  Television-style and interactive advertising
  Personal TV, industrial/enterprise private and public channels, video blogs (giving viewers room to invent their own new media methods)
  Hand-held box TV/cell phone/MP4/MP3
  Merchandise sales

Employees

At the date of this annual report, the sole employees of ITonis Inc were: Tom Roberts, Antonin Kral, and Larry Haber.

Following completion of negotiations with SDTV in China, the roll-out of the IPTV business in China will entail a significant increase in employees for the China business. These additional employees will be employed directly by the China operating company.

Intellectual Property

We do not currently own any intellectual property, other than limited intellectual property rights relating to the Itonis video solution that are not material to us and have been licensed to a third party.

Government Regulation

All television broadcasters, including IPTV, are required to have broadcasting licenses, which allows the government to maintain control over content and information of broadcasters. To date, only a handful of such IPTV licenses have been issued. The first license belongs to Chinese Central Television (CCTV), which is government-owned and the only national TV network. CCTV is not using its license and was only issued the license because, as the government’s central television network, it must have a license if such licenses are being granted to other broadcasters – even if it does not intend to use the license. The Chinese government is nevertheless actively promoting the creation of a completely new licensed national IPTV network over which it has control, but which is run more like a western-style broadcaster. New regulations were jointly introduced by the Ministry of Information and the State Administration for Radio Film and Television (“SARFT”) on January 31, 2008, which can be summarized as follows:

  IPTV Licence can only be issued to a State-Owned or State-Controlled entity, such as our partner, Pilot Media.
  A programme making (production) licence is also required – Pilot Media has one.
  For news channels, approval from the State Council News Office is required – Pilot Media has this approval.
  Most existing online video websites do not fulfill the new requirements and even if they have SP licences, they have to quickly become compliant or will probably be closed down.

  Another key aspect of the new regulations is that, not only is the Government cracking down on unlicensed companies, but they will actively support those companies which are aligned with a traditional TV station (e.g. Pilot Media/SDTV).
  These new regulations are key to the rationale behind our cooperation with Pilot Media, which is able to provide the necessary approvals under the Joint Cooperation Agreement.
  The new regulations reflect the PRC Government’s increasing understanding of new media (internet and online video in particular) and its growing potential in China – there are already 210 million mainland Chinese online and this figure is rapidly increasing.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our shares of common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to our Business and Financial Condition

As we have yet to commercially deploy the IPTV platform in China, there is no assurance that we will ever achieve revenues.

Our plan of operation is focused on the commercialization of the IPTV platform in China and its various components. While we have entered into the Joint Cooperation Agreement with Pilot Media to enable us to achieve this objective, there is no assurance this arrangement will enable us to carry out our business strategy. Our ability to achieve material revenues and future profitability will depend on our ability to complete deployment of the ChinaTV-Net business plan and to successfully market the platform and its various components. There is no assurance that we will be able to complete the successful deployment of the IPTV platform, perform our obligations under the Joint Cooperation Agreement or to implement our ChinaTV-Net business plan.

If we are unable to obtain additional financing to execute our plan of operations, then we will not have sufficient funds with which to carry out our plan of operations and our business will most likely fail.

Our plan of operations is to commercialize an IPTV platform in China and to generate material revenues from this business under the Joint Cooperation Agreement with Pilot Media. Our obligations under the Joint Cooperation Agreement and our planned expenditures over the next year to implement our plan of operations for ChinaTV-Net are in excess of our current financial resources. We have limited cash and working capital and we will not be able to fund our operations beyond the next two months without additional financing. Accordingly, we will require additional financing in order to carry out our plan of operations and execute on our ChinaTV-Net business strategy. We presently do not have any definitive arrangements for additional financing in place and there is no assurance that we will be able to arrange for additional financing. If we are not able to arrange for additional financing to cover these additional anticipated expenses, we will not be able to execute our plan of operations with the result that our business may fail and investors may lose a substantial portion or all of their investment.

As we have a limited operating history; we may never earn material revenues or achieve profitability.

We were incorporated on July 5, 2005 and only recently engaged in our activities in China. Our operating history is limited, and to date we have been involved primarily in organizational and development activities. We have not earned material revenues to date and our ability to commercially develop the IPTV platform is untested. Accordingly, there is no assurance that we will ever achieve material revenues or profitability.

We have a history of losses and negative cash flows.

Since inception, we have not achieved material revenues and we have incurred significant losses. Accordingly, we have a history of negative cash flows. There is no assurance that we will be able to generate material revenues, achieve profitably and generate positive cash flow in the future. Further, we expect an increase in development and operating costs as we undertake our plan of operations. Consequently, we expect to incur continued operating losses and net cash outflows until such time as we gain market acceptance sufficient to generate a commercially viable and sustainable level of income, of which there can be no assurance. In addition, our ability to generate material revenues will be subject to significant fluctuations due to many factors not within our control, such as market acceptance of our IPTV platform, the unpredictability of when customers will subscribe to the platforms and the overall demand for video programming over the internet.

If our operating expenses are greater than anticipated, then we will have less funds with which to pursue our plan of operations and our additional financing requirements will be greater than anticipated.

We may find that the costs of carrying out our plan of operations prior to achieving significant revenues are greater than we anticipate. Increased operating costs will cause the amount of additional financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have less funds with which to carry out our plan of operations with the result that our business may fail.

As there is a substantial doubt as to our ability to continue as a going concern, there is a significant risk that our business will fail.

In their report on our annual financial statements for the year ended November 30, 2007, our independent auditors included explanatory paragraphs expressing doubt about our ability to continue as a going concern. This is due to the uncertainty of our ability to meet our current operating and capital expenses. As a result, we caution investors that there is a risk that our business may fail.

Substantially all of our assets and most of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, most of our directors and officers are residents of the Czech Republic or China, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our directors and officers.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Our industry is highly competitive and subject to rapid change. We expect to experience competition from companies involved in IPTV. There are a number of companies that offer IPTV platforms, and some of our current and potential competitors have greater technical, financial, marketing, sales and other resources than we do. Certain of our competitors may have sufficiently large resources so as to influence the entire market for this industry. Such competition will potentially affect our chances of achieving profitability, with the result that our business may fail. Furthermore, if other companies better anticipate the direction of the market for this industry, they will have a competitive advantage over us.

The ability of our IPTV business plan to be successfully deployed is contingent upon the widespread market penetration of broadband Internet access.

A key factor for our success is the high penetration of broadband connections to potential customers. While rates of penetration of broadband Internet access are increasing, there is risk that penetration will not be as high as expected. If the adoption of broadband connection is slowed down, this would have a material negative impact on our ability to commercialize our IPTV platform and generate revenues and positive cash flows from our operations.

If we are not able to successfully integrate Digital Right Management into our IPTV platform, then video content owners and distributors may not trust our solution for the delivery of proprietary video content via the Internet with the result that potential content suppliers may refuse to license their content to us.

We could lose our competitive advantages if we are not able to protect our intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

We have not achieved any trademark protection of the “ITonis” names that we use in connection with our business. As we have not obtained any trademark protection, we may not be able to prevent any competitor from adopting the same or similar names to the names that we use.

As a result of these factors, investors should be aware that we may be unable to protect any intellectual property rights that we have or that we will be able to exploit the intellectual property rights that we do have in order to secure a competitive position in the market-place.

If we fail to effectively manage our growth, our future business results could be harmed and our managerial and operational resources may be strained.

We expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales, delivery and support as well as marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully manage our operations if we are successful. This growth is likely to place a strain on our management and operational and financial resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our ability to deliver video solutions as well as on our business and financial condition.

If we lose the services of one of our officers, then we may not be able to carry out our plan of operations.

We are dependent upon the services of Mr. Thomas Neal Roberts, Mr. Antonin Kral and Mr. Lawrence Haber to carry out our plan of operations. The loss of the services of any of them could have a serious effect on our ability to execute our business plan and succeed in commercializing our ITonis software. We do not maintain any ‘key man’ insurance on our directors or officers.

If government regulations are adopted that impose additional costs or requirements on our operations, then our cost of operations may be increased and we may not be able to carry out our plan of operations.

Our industry is highly regulated in China, and both we and our future customers and clients may be affected by changes in regulation of telecommunication services. The indirect impact of changes in regulation could affect our business adversely even though the specific regulations do not apply directly to us or our products. Changing governmental regulations may impose new and different requirements with which video content is delivered over the Internet. We have no control over regulations and regulatory change and cannot guarantee that our IPTV platform will meet the minimum standards as set out by applicable future regulation. Establishing compliance may be costly and time-consuming and our failure to do so could result in our inability to commercialize the IPTV platform and carry out our plan of operations.

Risks Relating to Regulation of Our Business and to Our Structure

If the Chinese government finds that the agreements that establish the structure for operating our business in China do not comply with Chinese governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

If we are found to be in violation of any existing or future Chinese laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant Chinese regulatory authorities, would have broad discretion in dealing with such violations, including:

  revoking the business and operating licenses of our subsidiaries and affiliates in China;
  discontinuing or restricting our the operations of our subsidiaries and affiliates in China;
  imposing conditions or requirements with which we or our subsidiaries and affiliates in China may not be able to comply;
  requiring us or our subsidiaries and affiliates in China to restructure the relevant ownership structure or operations; or
  restricting or prohibiting our capital resources to finance our business and operations in China.

Further, there is no assurance that all business licenses for the ChinaTV-Net business strategy will be obtained or that a government authority will not take the position that the licenses obtained are not available for the ChinaTV-Net business under our Joint Cooperation Agreement with Pilot Media. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business, as well as our results of operations, financial condition and cash flows.

Risks Relating to the People’s Republic of China.

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past two decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The economic, political and social conditions in China, as well as Chinese governmental policies, could affect the financial markets in China and our liquidity and access to capital and our ability to operate our business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the Chinese government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down certain segments of China’s economy which it believed to be overheating. These actions, as well as future actions and policies of the Chinese government, could materially affect our liquidity and access to capital and our ability to effectively operate our business.

The Chinese legal system embodies uncertainties which could limit the legal protections available to you and us.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since that time has significantly enhanced the protections afforded to various forms of foreign investment in China. Our operating subsidiary in China, will be a wholly foreign-owned enterprise (“WOFE”) which is an enterprise incorporated in China and wholly-owned by foreign investors. Our WOFE will be subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to wholly foreign-owned enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our operating expenses will be denominated in Renminbi (or yuan, the currency of China). The Renminbi is currently convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans. Currently, we may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant Chinese governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund any business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us, which could materially adversely affect our business and financial results.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Because our earnings and cash and cash equivalent assets are denominated in Renminbi and the net proceeds from our private placements have been and most likely will be denominated in U.S. dollars, fluctuations in exchange rates between U.S. dollars and Renminbi will affect the relative purchasing power of the proceeds from the private placements and our balance sheet and earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. For example, due to the recent devaluation of the U.S. dollar against the euro and several other currencies, the Chinese government has indicated that it may be re-evaluating its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue which will be exchanged into U.S. dollars as well as the earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, our financial results could be materially adversely affected.

Risks Relating to our Common Stock

We have not paid any dividends and do not foresee paying dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

For reasons outside our control, our stock price can be volatile.

The market price of our common stock can be highly volatile and fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  technological innovations or new video solutions and services by us or our competitors;
  additions or departures of key personnel;
  sales of our common stock;
  our ability to integrate operations, technology, products and services;
  our ability to execute our business plan;
  operating results below expectations;
  loss of any strategic partner or relationship;
  industry developments;
  economic and other external factors; and
  period-to-period fluctuations in our financial results.

Because we have a limited operating history and have earned minimal revenues to date, any one of these factors may have a material adverse effect on our business, results of operations and financial condition. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is subject to the “Penny Stock” rules of the SEC, which make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade

“penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Please read this annual report carefully. You should rely only on the information contained in this annual report. We have not authorized anyone to provide you with different information. You should not assume that the information provided in this annual report is accurate as of any date other than the date on the front of this annual report.

ITEM 2.	DESCRIPTION OF PROPERTY

Commencing March 2008, our principal executive offices have been re-located to leased premises at Sunny Palace, Suite B2-1202, Xibahe Road, Chaoyang District, Beijing 100028, PRC. Relocation of the principal office to Beijing allows us to focus on the implementation and roll-out of the IPTV platform in China.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our security holders for a vote during our last fiscal quarter.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol ITNS. Our common stock became eligible for trading on the OTC Bulletin Board on February 20, 2007.

The following table indicates the high and low bid prices of our common stock during the periods indicated, in US dollars:

Quarter Ended	High Bid	Low Bid
February 29, 2008	$0.24	$0.027
November 30, 2007	$0.24	$0.26
August 31, 2007	$1.27	$0.55
May 31, 2007	$1.25	$0.15
February 28, 2007	$0.17	$0.051

The last reported sales price of our common stock on the OTC Bulletin Board on March 28, 2008 was $0.024 per share.

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As at March 28, 2008, we had approximately 660 registered holders of our common stock.

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

Securities Authorized For Issuance Under Compensation Plans

Our board of directors has approved the Company’s 2006 Stock Option Plan as of June 16, 2006. The table set forth below presents information relating to our equity compensation plans as of the date of this annual report:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon Exercise	Exercise Price of	Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation
	Warrants and Rights	Warrants and Rights	Plans (excluding column
Plan Category	(a)	(b)	(a))

Equity Compensation Plans Approved by Security Holders (2006 Stock Option Plan)	3,000,000(1)	$0.267	Nil
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

(1)	Represents shares of our common stock to be issued upon the exercise of option issued pursuant to the Company’s 2006 Stock Option Plan.

Recent Sales of Unregistered Securities

On December 20, 2006, the Company issued 155,364 shares of its common stock to a private investor at a price of $0.083 per share, for total cash proceeds of $12,947. These shares were issued in reliance on Rule 903 of Regulation S under the Securities Act of 1934, as amended (the “Securities Act”).

On February 1, 2007, the Company issued 600,000 shares of its common stock to Westport Strategic Partners Inc. pursuant to a consulting agreement under which Westport Strategic Partners Inc. provides investor and public relations services to the Company. These shares were issued to Westport Strategic Partners Inc. based upon their representations as accredited investors (as defined in Rule 501 under Regulation D under the Securities Act) in reliance on Rule 506 under the Securities Act.

On February 10, 2007, the Company issued 1,200,000 shares of its common stock to a private investor at a price of $0.083 per share, for total cash proceeds of $100,000. These shares were issued in reliance on Rule 903 of Regulation S under the Securities Act.

On March 31, 2007, the Company issued 1,200,000 shares of its common stock to a private investor at a price of $0.083 per share, for total cash proceeds of $100,000. These shares were issued in reliance on Rule 903 of Regulation S under the Securities Act.

On April 11, 2007, the Company issued 438,208 shares of its common stock to a private investor at a price of $0.075 per share, for total cash proceeds of $32,866. These shares were issued in reliance on Rule 903 of Regulation S under the Securities Act.

On May 18, 2007, the Company issued 936,300 shares of its common stock to a private investor at a price of $0.050 per share, for total cash proceeds of $46,815. These shares were issued in reliance on Rule 903 of Regulation S under the Securities Act.

On June 11, 2007, the Company issued 1,000,000 units to a private investor at a price of $0.25 per unit, for total cash proceeds of $250,000. Each unit was comprised of one share of the Company’s common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of our common stock at price of $0.25 per share until June 11, 2009. These units were issued in reliance on Rule 903 of Regulation S under the Securities Act.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with (i) our audited consolidated financial statements as at and for the years ended November 30, 2007 and the related notes; and (ii) the section of this prospectus entitled “Description of Business”, that appears elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled “Risk Factors”. Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were in the business of commercializing our ITonis Video Solution which enabled the on-demand delivery of video content, including television channels and videos, to consumers via broadband Internet for viewing on their television sets. However, due to the minimal level of acceptance of our ITonis Video Solution by the market, on December 31, 2007, we placed ITonis CZ (which held the ITonis Video Solution assets) into liquidation.

Since August 2007, we had been in negotiations with the second largest television broadcaster, Shandong Television (“SDTV”), in the People’s Republic of China to develop a national IPTV platform for China. On December 14, 2007, we entered into a joint cooperation agreement with Pilot Media to establish an online IPTV platform in China. See “Description of Business – Recent Developments” for more information on the joint cooperation agreement.

In order to comply with Chinese laws in connection with the joint cooperation agreement, we have entered into the Beijing Share Purchase Agreement to acquire a Chinese subsidiary (“BJTCD”) to operate in China. We expect to complete this acquisition on or about June 1, 2008. In addition, our wholly owned subsidiary,

Aquos, is involved in the establishment of an IPTV platform in China. BTJCD will be 100% owned by a Hong Kong company to be established by us, which in turn will be 100% owned by Aquos, wish is 100% owned by us. These companies, and their places of organization, are necessary for us to effectively transfer our earnings from the Chinese business to our bank accounts in the United States.

China is widely regarded as the world’s fastest growing IPTV market and offers a unique business growth opportunity for us. Development of relevant technology solutions and build-out of the IPTV platform in conjunction with SDTV now forms a major component of our business strategy.

SDTV is currently in the process of obtaining all necessary governmental approvals for a national roll-out during 2008 of the China IPTV platform in conjunction with us. The business venture will be an internet-based television portal that we expect will eventually deliver over 150 foreign and domestic channels to all of China. Licensed by the State Administration for Film and Television, broadcasting is scheduled to commence in June 2008.

Results of Operations

			From
			Incorporation
	For the	For the	July 5,
	Year Ended	Year Ended	2005 to
	November 30,	November 30,	November 30,
	2007	2006	2007
Sales	$206,828	$24,351	$231,179
Cost of Sales	173,432	9,424	182,856
	33,396	14,927	48,323
General and Administrative
Expenses
Software development costs	364,177	321,433	726,731
Consulting	285,543	35,336	320,879
Salaries and wages	226,852	66,581	302,447
Office	152,550	54,324	207,497
Auditing and accounting	137,092	91,493	284,035
Legal	52,041	59,476	123,309
Rent	42,619	32,019	74,638
Stock-based compensation	32,950	9,014	41,964
Depreciation	32,281	19,849	52,971
Filing fees	19,842	7,287	27,129
Investor relations	6,235	18,680	24,915
Foreign exchange loss	3,306	5,850	9,156
Intellectual property	-	1,500,000	1,947,637
Marketing and distribution	-	120,000	120,000
Bad debts	-	9,789	9,789
	1,355,488	2,351,131	4,273,097
Loss from Operations	(1,322,092)	(2,336,204)	(4,224,774)

Write down of assets	(76,234)	-	(76,234)
Other income	-	33,926	33,926
Loss for the Year	$(1,398,326)	$(2,302,278)	$(4,267,082)

Loss per Share – Basic and
Diluted	$(0.02)	$(0.04)

Weighted Average Shares
Outstanding	71,714,329	63,271,418

Comprehensive Loss
Loss for the year	$(1,398,326)	$(2,302,278)	$(4,267,082)
Foreign currency translation
adjustment	(96,029)	(9,420)	(105,449)
Total Comprehensive Loss for
the Year	$(1,494,355)	$(2,311,698)	$(4,372,531)

Comprehensive Loss per Share	$(0.02)	$(0.04)

Revenue

We generated minimal revenues during fiscal 2007 through the delivery of our encoding platform to customers for encoding content from DVD disks onto the customer’s video demand platform. We have abandoned this technology in favor of our ITonis Video Solution technology. For more information, see “Description of Business – Recent Developments”.

These revenues are not significant in relation to our overall expenses. We anticipate that we will not earn any significant revenues until such time as we have achieved commercial deployment of our IPTV platform.

We are presently not earning any revenues from our business activities.

Marketing And Distribution

The Company did not incur any significant marketing and distribution expenses during fiscal 2007, although such expenses are expected to increase substantially as the IPTV network is rolled out in 2008.

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

Salaries And Wages

Currently, our only employees are our three executive officers. We expect to employ approximately 100 people in the China business during the first several months of operation of our IPTV platform and expect these expenses to increase significantly.

Legal

Our legal expenses include professional fees that we pay to our legal counsel.

We will continue to incur legal expenses on an ongoing basis in connection with our continuous disclosure obligations as a reporting company under the United States Securities Exchange Act of 1934.

Office

Our office expenses included the rent paid for our research and development facility in Prague and general office expenses.

Our office expenses increased significantly in fiscal 2007 as the result of ITonis CZ entering into a lease for our research and development facility in Prague. This lease expense was ongoing through fiscal 2007 until December 31, 2007, when the Prague office was closed as part of our strategy to focus on the IPTV project in China. Since March 1, 2008, our new offices have been leased in Beijing, China.

Consulting

Consulting fees represent amounts that we pay to consultants that are engaged by us and expect these expenses to increase in the future.

We incurred consulting fees during fiscal 2007 as our business activities increased.

Depreciation

Depreciation expenses represents depreciation of our computer hardware and equipment.

Other Income

We did not generate any other revenues during fiscal 2007.

Liquidity and Capital Resources

Cash and Working Capital

As at November 30, 2007, we had cash of $4,306 and a working capital deficit of $1,101,214, compared to cash of $1,751 and a working capital deficit of $442,867 as at November 30, 2006. We have financed our operations primarily from the sale of our common stock. However, there can be no assurance that we will be able to raise funds from the sale of our common stock, or in any other manner, in the future.

Related Party Loan

During fiscal 2006 Mr. Nicolas Lavaud, our former director and chief executive officer, granted us a loan which was outstanding in the amount of $43,815 as of November 30, 2007. The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand.

Plan of Operations

Our plan of operations is to complete our obligations under our joint cooperation agreement with Pilot Media and to establish the ChinaTV-Net business with Pilot Media under this arrangement, as described in Item 1 of this Annual Report – “Description of Business”.

Under the Joint Cooperation Agreement, we are required, among other things, to raise funding in the amount of $15,000,000 by June 8, 2008. Based on this requirement and our other financing needs for the joint venture, our planned expenditures over the next twelve months are approximately $25,000,000. We anticipate that we will require financing in the amount of approximately $25,000,000 in order to carry out our plan of operations for the next twelve months. We anticipate that we currently do not have sufficient funds to enable us to undertake our plan of operations past the next two months. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months.

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

Cash Used In Operating Activities

We used cash of $534,362 in operating activities during fiscal 2007 compared to cash used of $399,934 in operating activities during fiscal 2006.

Cash From/Used in Investing Activities

We used cash of $42,002 in investing activities during fiscal 2007 which consisted of upgrades and enhancements to technology and purchases of equipment. We used cash in investing activities in the amount of $33,119 during fiscal 2006. Cash used in investing activities in fiscal 2007 was attributable primarily to the purchase of computer hardware and equipment that we have acquired in connection with the development and testing of our ITonis video solution.

Cash from Financing Activities

We generated cash of $725,128 from financing activities during fiscal 2007 compared to cash of $284,641 generated from financing activities during fiscal 2006. Cash generated from financing activities during fiscal 2007 and 2006 was attributable to shares issued for cash.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Foreign Currency Translations

For the year ended November 30, 2007, our functional currency was the Czech Koruna (“CZK”), while our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

(a)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(b)	Non-monetary assets and liabilities, and equity at historical rates; and

(c)	Revenue and expense items at the average rate of exchange prevailing during the year.

Gains and losses on re-measurement are included in determining net income for the year.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

(a)	Assets and liabilities at the rate of exchange in effect at the balance sheet date;

(b)	Equity at historical rates; and

(c)	Revenue and expense items at the average rate of exchange prevailing during the year.

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

Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Technological feasibility has not been established at November 30, 2007.

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet. During the periods, the Company expensed all software development costs.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Czech Republic and United States.

Website Development Costs

The Company has adopted Emerging Issues Task Force Issue (“EITF”) 00-2 “Accounting for Web Site Development Costs,” which reached a consensus that, regardless of whether the website planning activities specifically relate to software, all costs incurred in the planning stage should be expensed as incurred. However, costs incurred in the operation stage that involve providing additional functions or features to the website should be accounted for as, in effect, new software. That is, costs of upgrades and enhancements that add functionality should be expensed or capitalized based on the general model of SOP 98-1 and FASB Statement 86.

Stock- Based Compensation

Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before March 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted SFAS 123(R) using the modified prospective method, which required the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to March 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and ETIF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

ITEM 7.	FINANCIAL STATEMENTS

We have filed as part of this annual report our audited financial statements as of and for the year ended November 30, 2007 and the related notes to these financial statements. These financial statements are set forth in this annual report below, and are incorporated by reference in this Item 7.

ITONIS INC.

(Formerly Kenshou Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007 and 2006

US FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Itonis Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Itonis Inc. (the “Company”) (formerly Kenshou Inc.) (a development stage company) as of November 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended and for the period July 5, 2005 (date of inception) to November 30, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits, referred to above, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company. as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period July 5, 2005 (date of inception) to November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, an accumulated deficit and operating cash flow deficit and that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Danziger Hochman Partners LLP

Danziger Hochman Partners LLP
Toronto, Canada
March 19, 2008

ITonis Inc.	Statement 1
(Formerly Kenshou Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
US Funds

	As at	As at
	November 30,	November 30,
ASSETS	2007	2006
Current
Cash	$4,306	$1,571
Accounts receivable	-	4,934
Prepaid expenses	654	25,590
	4,960	32,095

Equipment	19,929	47,859
	$24,889	$79,954

LIABILITIES
Current
Accounts payable	$793,052	$228,463
Accrued liabilities	103,927	62,668
Due to related parties	209,195	183,831
	1,106,174	474,962

Going Concern (Note 1)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred stock
Authorized:
5,000,000 preferred shares with $0.001 par value
Issued and fully paid: Nil	-	-
Common stock
Authorized:
300,000,000 common shares with $0.001 par value
Issued, allotted and fully paid:
73,111,853 common shares (68,781,981 –
November 30, 2006)	73,112	68,782
Share subscriptions received	282,500	-
Additional paid-in capital	2,935,634	2,414,386
Accumulated Comprehensive Loss	(105,449)	(9,420)
Deficit – Accumulated during the development stage	(4,267,082)	(2,868,756)
	(1,081,285)	(395,008)
	$24,889	$79,954

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficiency)
US Funds

						Deficit
						Accumulated
			Additional	Share	Accumulated	During the	Total
	Common Stock		Paid-in	Subscriptions	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Received	Loss	Stage	Deficiency
Founder shares issued for
cash at $0.001 per share
on July 8, 2005	750,000	$750	$(250)	$-	$-	$-	$500
Shares issued for cash at
$0.007 per share on
September 14, 2005	12,000,000	12,000	68,000	-	-	-	80,000
Shares issued for cash at
$0.033 per share on
November 16, 2005	4,466,289	4,466	144,410	-	-	-	148,876
Shares issued for
acquisition of software at
$0.015 per share on
November 16, 2005	30,000,000	30,000	417,637	-	-	-	447,637

Loss for the period	-	-	-	-	-	(566,478)	(566,478)

Balance - November 30,
2005	47,216,289	47,216	629,797	-	-	(566,478)	110,535
Shares issued for acquisition
of intellectual property at
$0.083 per share on
February 7, 2006	18,000,000	18,000	1,482,000	-	-	-	1,500,000
Shares issued for cash at
$0.083 per share on April
10, 2006	2,215,692	2,216	182,425	-	-	-	184,641
Share issued for consulting
services at $0.083 per
share	150,000	150	12,350	-	-	-	12,500
Shares issued for cash at
$0.083 per share	1,200,000	1,200	98,800	-	-	-	100,000
Stock-based compensation	-	-	9,014	-	-	-	9,014
Loss for the period	-	-	-	-	-	(2,302,278)	(2,302,278)
Foreign currency translation
adjustment	-	-	-	-	(9,420)	-	(9,420)
Balance – November 30,
2006	68,781,981	68,782	2,414,386	-	(9,420)	(2,868,756)	(395,008)
Shares issued for cash at
$0.083 per share	1,355,364	1,355	111,592	-	-	-	112,947
Shares issued for
consulting services at
$0.083 per share	600,000	600	49,400	-	-	-	50,000
Shares issued for cash at
$0.075 per share	438,208	438	32,428	-	-	-	32,866
Shares issued for cash at
$0.05 per share	936,300	937	45,878	-	-	-	46,815
Shares issued for cash at
$0.25 per share	1,000,000	1,000	249,000	-	-	-	250,000
Share subscriptions
received	-	-	-	282,500	-	-	282,500
Stock-based compensation	-	-	32,950	-	-	-	32,950

Loss for the period	-	-	-	-	-	(1,398,326)	(1,398,326)
Foreign currency translation
adjustment	-	-	-	-	(96,029)	-	(96,029)
Balance – November 30,
2007	73,111,853	$73,112	$2,935,634	$282,500	$(105,449)	$(4,267,082)	$(1,081,285)

- See Accompanying Notes -

ITonis Inc.	Statement 3
(Formerly Kenshou Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

			From
			Incorporation
	For the	For the	July 5,
	Year Ended	Year Ended	2005 to
	November 30,	November 30,	November 30,
	2007	2006	2007
Sales	$206,828	$24,351	$231,179
Cost of Sales	173,432	9,424	182,856
	33,396	14,927	48,323
General and Administrative
Expenses
Software development costs	364,177	321,433	726,731
Consulting	285,543	35,336	320,879
Salaries and wages	226,852	66,581	302,447
Office	152,550	54,324	207,497
Auditing and accounting	137,092	91,493	284,035
Legal	52,041	59,476	123,309
Rent	42,619	32,019	74,638
Stock-based compensation	32,950	9,014	41,964
Depreciation	32,281	19,849	52,971
Filing fees	19,842	7,287	27,129
Investor relations	6,235	18,680	24,915
Foreign exchange loss	3,306	5,850	9,156
Intellectual property	-	1,500,000	1,947,637
Marketing and distribution	-	120,000	120,000
Bad debts	-	9,789	9,789
	1,355,488	2,351,131	4,273,097
Loss from Operations	(1,322,092)	(2,336,204)	(4,224,774)

Write down of assets	(76,234)	-	(76,234)
Other income	-	33,926	33,926
Loss for the Year	$(1,398,326)	$(2,302,278)	$(4,267,082)

Loss per Share – Basic and
Diluted	$(0.02)	$(0.04)

Weighted Average Shares
Outstanding	71,714,329	63,271,418

Comprehensive Loss
Loss for the year	$(1,398,326)	$(2,302,278)	$(4,267,082)
Foreign currency translation
adjustment	(96,029)	(9,420)	(105,449)
Total Comprehensive Loss
for the Year	$(1,494,355)	$(2,311,698)	$(4,372,531)

Comprehensive Loss per
Share	$(0.02)	$(0.04)

- See Accompanying Notes -

ITonis Inc.	Statement 4
(Formerly Kenshou Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			From
			Incorporation
	For the Year	For the Year	July 5,
	Ended	Ended	2005 to
	November 30,	November 30,	November 30,
	2007	2006	2007
Operating
Loss for the year	$(1,398,326)	$(2,302,278)	$(4,267,082)
Items not involving an outlay of cash:
Bad debts	-	9,789	9,789
Depreciation	32,281	19,849	52,971
Stock-based compensation	32,950	9,014	41,964
Shares issued and allotted for services	50,000	9,651	59,651
Intellectual property	-	1,500,000	1,947,637
Write-down of assets	76,234	-	76,234
Changes in non-cash working capital items:
Accounts receivable	(14,419)	-	(19,353)
Prepaid expenses	5,706	(22,741)	(17,035)
Accounts payable	564,589	192,139	793,052
Accrued liabilities	41,259	46,867	103,927
Due to related parties	25,364	137,776	199,406
Net cash flows used in operations	(584,362)	(399,934)	(1,018,839)

Investing
Purchase of equipment	(42,002)	(33,119)	(105,404)
Net cash flows used in investing activities	(42,002)	(33,119)	(105,404)

Financing
Share issuances for cash	725,128	284,641	1,239,145
Net cash flows from financing activities	725,128	284,641	1,239,145

Effect of exchange rate translation adjustments	(96,029)	(14,567)	(110,596)

Net Increase (Decrease) in Cash	2,735	(162,979)	4,306
Cash - Beginning of year	1,571	164,550	-
Cash - End of Year	$4,306	$1,571	$4,306

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Supplemental Schedule of Non-Cash
Investing and Financing Transactions
Shares issued for intellectual property	$-	$1,500,000	$1,947,637

- See Accompanying Notes -

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

1.	Organization and Going Concern

Organization

ITonis Inc. (formerly Kenshou Inc.) (the "Company" or “ITonis”) was incorporated on July 5, 2005 as Kenshou Inc. under the laws of the State of Nevada. On December 2, 2005, the Company changed its name to ITonis Inc.

As a full service video solution and backend platform service provider, the Company has made a shift in overall corporate strategy to enter into the Chinese market. As a part of this strategy, the Company is no longer advancing funds to ITonis CZ s.r.o., the Company’s wholly owned subsidiary in the Czech Republic. On December 22, 2007, ITonis CZ s.r.o. declared bankruptcy and on January 15, 2008 the bankruptcy was registered in the Commercial Registrar of the Czech Republic.

The Company intends to offer a full range of IPTV services for television, film and sport entertainment programming including premium entertainment channels, video on demand movies, and television shows in foreign and Chinese languages. The future implementation of this proposed project based on current understanding and scope as defined in the Memorandum of Understanding signed on the 16th of April, 2007 will allow for a full-scale deployment for millions of Chinese subscribers utilizing the Company’s core technology.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at November 30, 2007, the Company has a working capital deficiency of $1,101,214 an accumulated deficit of $4,267,082 and has incurred an accumulated operating cash flow deficit of $1,018,839 since incorporation. The Company intends to continue funding operations through sales, debt, and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty except that the assets of ITonis CZ s.r.o. have been recorded at liquidation value resulting in a write down of assets totalling $76,234.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

2.	Significant Accounting Policies

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

Fiscal Period

The Company’s fiscal year ends on November 30.

Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

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

Cash and Cash Equivalents

Cash and cash equivalents comprise highly liquid debt instruments purchased with an initial maturity of three months or less. As at November 30, 2007 and 2006, the Company had no cash equivalents.

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

2.	Significant Accounting Policies - Continued Equipment and Depreciation

Equipment is stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated useful
life (in years)
Office and computer equipment	3

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the financial statements and any resulting gain or loss is included in the statement of operations. At November 30, 2007, equipment held by Itonis CZ sro was written down by $37,651 to $0.

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

Foreign Currency Translations

The Company’s functional currency is Czech Koruna (“CZK”). The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

a)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

b)	Non-monetary assets and liabilities, and equity at historical rates, and

c)	Revenue and expense items at the average rate of exchange prevailing during the year.

Gains and losses on re-measurement are included in determining net income for the year

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

2.	Significant Accounting Policies - Continued

Foreign Currency Translations - Continued

Translation of balances from the functional currency into the reporting currency is conducted as follows:

	a)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,

	b)	Equity at historical rates, and

	c)	Revenue and expense items at the average rate of exchange prevailing during the year.

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

Fair Value of Financial Instruments and Risk Concentrations

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities and due to related parties approximate their fair value because of the short maturity of these instruments.

The Company’s operations are in the Czech Republic and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

2.	Significant Accounting Policies - Continued

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,” requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in two segments, Czech Republic and United States (Note 6).

Website Development Costs

The Company has adopted Emerging Issues Task Force Issue (“EITF”) 00-2 “Accounting for Web Site Development Costs,” which reached a consensus that, regardless of whether the website planning activities specifically relate to software, all costs incurred in the planning stage should be expensed as incurred. However, costs incurred in the operation stage that involve providing additional functions or features to the website should be accounted for as, in effect, new software. That is, costs of upgrades and enhancements that add functionality should be expensed or capitalized based on the general model of SOP 98-1 and FASB Statement 86.

Stock-based Compensation

Effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before March 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted SFAS 123(R) using the modified prospective method, which required the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to March 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non- employees, with guidance provided by SFAS 123 (as originally issued) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Comprehensive Income

The Company has adopted SFAS 130, "Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At November 30, 2007, comprehensive loss comprised the net loss for the year and foreign currency translation adjustments.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

2.	Significant Accounting Policies – Continued

Loss per Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at November 30, 2007 and 2006. The Company has incurred net losses and has no potentially dilutive common shares, therefore; basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This Statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Technological feasibility has not been established at November 30, 2007.

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software costs, if any, will be reflected as rights and technology on the balance sheet. During the periods, the Company expensed all software development costs.

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

2.	Significant Accounting Policies – Continued

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, that SFAS 141R will have on its financial statements. Determination of the ultimate effect of this statement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company currently has no entities or arrangements that will be affected by the adoption of SFAS 160. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a material effect on the Company's reported financial position or results of operations.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

2.	Significant Accounting Policies - Continued Recently Adopted Accounting Standards - Continued

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In June 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	November 30,	November 30,
	Cost	Depreciation	2007	2006
Office equipment and furniture	$21,500	$(1,571)	$19,929	$42,712
Effect of exchange rate
changes on equipment	-	-	-	5,147
	$21,500	$(1,571)	$19,929	$47,859

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

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

b)

By agreement dated January 31, 2006, the Company acquired from an unrelated party all rights, title and interest in and to the intellectual property relating to FTH Broadband technology known as the “NVE Fiber Middleware Administration Architecture” in exchange for 18,000,000 common shares of the Company. The intellectual property rights were assigned to the Company on February 7, 2006. The value assigned to the 18,000,000 common shares was $1,500,000 being equal to the most recent share transaction of the Company of $0.083 per share. This amount was expensed, as it does not meet the criteria for capitalization as set out in SFAS No. 86.

5.	Commitments

a)

The Company entered into a two-year marketing and distribution consulting service agreement dated January 1, 2006 with a company (the “Agent”) with a significant interest in the Company. Under the terms of the agreement, the Company granted the Agent the exclusive rights in Denmark and non-exclusive rights in Europe and Greenland to market and distribute the Company’s services and products. The Agent also agreed to provide the Company the services of one of its employees for the duration of this agreement, to act as Commercial Director of the Company and to provide such services to the Company in accordance with a job description to be agreed in writing between the parties. The Company agreed to pay the Agent the greater of 40% of the net profits resulting from the sale of services and products or $30,000 per month as Commercial Director. As at November 30, 2007, $120,000 has been accrued in these consolidated financial statements for marketing and distribution fees payable under this agreement (Note 7b).

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

5.	Commitments - Continued

Upon agreement of both parties, the contract will continue on a month-to-month basis requiring a payment of $4,000 per month. Specific services that are outside the terms of the contract will be charged at $200 per hour or $1,500 per full workday. Termination of the contract will occur upon written notice to either party by the other party. To November 30, 2007, no further work has been required.

c)

By agreement dated September 1, 2007, the Company entered into a three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay the director an annual salary of $150,000 and to issue to him an aggregate of 14,000,000 shares consisting of a combination of option grants and share grants. The option and share grants are to be issued pursuant to separate stock and option grant agreements that have not been executed as of November 30, 2007. The Employment Agreement was amended on January 2, 2008 (Note 10c).

d)

By agreement dated September 1, 2007, the Company entered into a three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay the director an annual salary of $100,000 and to issue to him an aggregate of 7,000,000 shares consisting of a combination of option grants and share grants. The option and share grants are to be issued pursuant to separate stock and option grant agreements that have not been executed as of November 30, 2007. The Employment Agreement was amended on January 2, 2008 (Note 10d).

e)

On September 8, 2007, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with iOcean Media Limited (“iOcean”) and Aquos Media Limited (“Aquos”), a wholly owned subsidiary of iOcean. iOcean is engaged in the business of assembling licenses and permits for Internet television broadcasting in China and the resale of authorized Chinese lottery gaming products.

The Share Purchase Agreement provides that the Company acquire all of the issued and outstanding shares of Aquos in consideration for the issuance to iOcean of a number of shares of the Company’s common stock such that iOcean will own 49% of the Company’s issued and outstanding shares immediately following the completion of the acquisition. In addition, the Company is to issue additional shares to iOcean equal to 25% of the original number of shares issued on the date upon which the gaming portion of the license and permits held by Aquos is live and selling lottery tickets. iOcean has agreed to enter into a voting agreement that will govern the voting of its shares for a period of one year following the date of closing. All shares issued to iOcean will be “restricted securities” under the Securities Act of 1933.

Following execution of this Agreement, iOcean will use its best efforts to ensure that the licenses and permits required for the conduct of the planned television over the Internet business, as specified in the Share Purchase Agreement, are secured by Aquos by no later than October 31, 2007. In the event that the acquisition is completed prior to these licenses and permits being secured and Aquos has not secured these licenses and permits by October 31, 2007, the Company has the right under an option agreement to be executed on closing to re-purchase the shares issued to iOcean on closing by delivering notice of exercise of the option together with an assignment of the shares of Aquos acquired to iOcean. Upon exercise this option, all shares issued to iOcean will be deemed to be cancelled and the Company will have no further interest in Aquos.

This Agreement was amended on January 21, 2008 (Note 10f).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

6.	Segmented Information

Details on a geographic basis as at November 30, 2007 are as follows:

	Czech
	Republic	U.S.A.	Total
Assets	$-	$24,889	$24,889
Revenue	$206,828	$-	$206,828
Loss for the year	$(813,212)	$(585,114)	$(1,398,326)

Details on a geographic basis as at November 30, 2006 are as follows:

	Czech
	Republic	U.S.A.	Total
Assets	$73,623	$6,331	$79,954
Revenue	$24,351	$-	$24,351
Loss for the year	$(437,093)	$(1,865,185)	$(2,302,278)

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

	a)	During the year ended November 30, 2005, the Company issued 250,000 founder shares to a former director of the Company for cash proceeds of $500.

	b)	The amount due to related parties comprises

		i)	$120,000 of non-interest bearing, due on demand accrued fees owing to a separate company that holds a significant interest in the Company.

		ii)	$43,815 (860,800 CZK) loan from a director and officer of the Company. The loan is evidenced by a promissory note, is unsecured and non-interest bearing and payable on demand.

		iii)	$45,380 (808,058 CZK) of accrued salaries owed to directors or officers of the Company.

	c)	During the year ended November 30, 2007, consulting fees of $Nil (November 30, 2006 - $18,577) were charged to a separate company who has a director in common with the Company.

	d)	During the year ended November 30, 2007, the Company paid $Nil (November 30, 2006 - $1,333) for software development costs to a separate company that has a director in common with the Company.

	e)	During the year ended November 30, 2007, $89,439 (1,830,139 CZK) (November 30, 2006 - $11,565) was paid to two directors in salary.

	f)	During the year ended November 30, 2007, $5,000 (November 30, 2006 - $Nil) was paid to a director for consulting fees.

	g)	During the year ended November 30, 2007, $10,000 (November 30, 2006 - $Nil) was paid to a director in legal fees.

These transactions were incurred in the normal course of operations and were measured at the exchange amount of consideration established and agreed to by the related parties.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

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

f)

On February 1, 2007, the Company entered into a consulting agreement with Westport Strategic Partners Inc. to provide investor and public relations services for a total consideration of $100,000 plus the issuance of 600,000 common shares at $0.083 per share. (Note 10i)

g)

On March 8, 2007, the board of directors approved the consolidation of the Company’s issued and outstanding shares of common stock on the basis of three new shares of common stock for one share of old common stock of the Company. Pursuant to SAB Topic 4c, all common share information presented in these financial statements is retroactively presented on a post- consolidation basis, including all share amounts and per share prices.

	h)	On April 11, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 438,208 shares at $0.075 per share for total cash proceeds of $32,866.

	i)	On May 18, 2007, the Company negotiated a subscription agreement with a private investor for the purchase of 936,300 shares at $0.050 per share for total cash proceeds of $46,815.

	j)	On June 11, 2007, the Company issued for cash 1,000,000 restricted units comprised of 1,000,000 shares at $0.25 and 1,000,000 share purchase warrants exercisable at $0.25 expiring on June 11, 2009.

k)

In November, 2007, the Company received cash proceeds of $62,500 for a share subscription of 1,250,000 restricted units comprised of 1,250,000 shares at $0.05 and 1,250,000 share purchase warrants exercisable at $0.05 expiring on November 30, 2009. These shares and warrants have not been issued and as such are shown in share subscriptions received.

	l)	Prior to November 30, 2007, the Company received funds in advance of share issuances in the amount of $220,000. These shares were issued subsequent to the year-end (Note 10k)

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

8.	Capital Stock - Continued

	m)	Share Purchase Options

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

The following is a summary of option activities during the year ended 30 November 2007:

		Weighted
		average
	Number of	exercise
	options	price

Outstanding and exercisable at 1 December 2006	1,500,000	$0.267

Granted	1,500,000	0.267
Exercised	-	-
Expired / Cancelled	-	-

Outstanding and exercisable at 30 November 2007	3,000,000	$0.267

The options granted during the year ended November 30, 2007 were valued using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	83%	77%
Risk-free interest rate	4.82%	4.88%
Expected life of options	1.92 years	3 years

Because the shares of the Company had not begun trading on any recognized stock exchange when the options were granted, there is no trading history to establish the expected volatility. The Company has used the average volatility of public companies in the same industry or considered to be comparable.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

8.	Capital Stock - Continued

	m)	Share Purchase Options - Continued

Option pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

	n)	Share Purchase Warrants

The following is a summary of warrant activities during the year ended 30 November 2007:

Weighted
average
	Number of	exercise
	warrants	price

Outstanding and exercisable at 1 December 2006	-	$-

Granted	1,000,000	0.25
Exercised	-	-
Expired / Cancelled	-	-

Outstanding and exercisable at 30 November 2007	1,000,000	$0.25

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

9.	Income Taxes

a)	A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	November 30,	November 30,
	2007	2006

Loss before income taxes	$(1,398,326)	$(2,302,278)
US statutory tax rate	34%	34%

Expected income tax (recovery)	$(475,431)	$(782,775)
Items (deductible) not deductible for income tax
purposes	122,542	543,172
Change in valuation allowance	211,414	724,064
Foreign tax rates different from statutory rate	227,939	56,822
Unrecognized tax losses	(86,464)	(541,283)

Total income taxes (recovery)	$-	$-

Represented by:
Current income tax	$-	$-
Future income tax (recovery)	$-	$-

b)	The significant components of the Company's future income tax assets and liabilities are as follows:

	November 30,	November 30,
	2007	2006

Deferred income tax assets
Non-capital losses	$536,839	$289,205
Intellectual property and equipment costs deductible
for tax purposes	591,242	627,462

	1,128,081	916,667
Valuation allowance	(1,128,081)	(916,667)
	-	-

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $1,004,000 (2006 - $583,000) available to offset against taxable income in future years, which, if unutilized will expire through to 2027.

The Company also has accumulated net operating losses for Czech income tax purposes of approximately $931,000 (2006 - $515,000) available to offset against taxable income in future years, which, if unutilized will expire through to 2012.

In addition, the Company has $1,702,000 (2006 - 1,831,000) of intellectual property costs deductible for tax purposes at approximately $130,000 per year.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

9.	Income Taxes - Continued

The potential future tax benefits of the net operating losses have not been recognized by the Company in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

10.	Subsequent Events

a)

On December 14, 2007, the Company entered into a binding, definitive joint cooperation agreement with Beijing Lushi (SDTV) Pilot Media Co., Ltd. (“Pilot Media”) to establish an online television network platform in China. Under the joint cooperation, Pilot Media is responsible for providing the television network platform, assembling the necessary licenses and permits and operational management of the joint cooperation and the Company is responsible for financing, business development and intellectual property. The Company is required to raise $15,000,000 by June 1, 2008, for the implementation of the internet television platform. The Company has operational control of the joint cooperation.

b)	On December 22, 2007, ITonis CZ s.r.o. declared bankruptcy and on January 15, 2008 the bankruptcy was registered in the Commercial Registrar of the Czech Republic.

c)

By agreement dated January 2, 2008, the Company entered into an amended three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay the director an annual salary of $300,000 and to issue to him an aggregate of 25,000,000 shares of our common stock in a combination of option grants and share grants (Note 5c).

d)

By agreement dated January 2, 2008, the Company entered into an amended three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay the director an annual salary of $200,000 and to issue to him an aggregate of 10,000,000 shares of our common stock in a combination of option grants and share grants (Note 5d).

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
US Funds

10.	Subsequent Events - Continued

e)

On January 15, 2008 and as amended on March 5, 2008, the Company entered into a binding, definitive share purchase agreement with Niu Zhengping and Wu Jiping, individually for the acquisition of their company, Beijing Tuo Jiang Culture Development Ltd. Under the agreement, the Company must utilize a Chinese subsidiary to operate in the PRC. Consideration for the acquisition is 1,000,000 shares of the Company’s common stock and $610,000. The shares defined under this agreement were issued on February 11, 2008. The cash portion will be paid according to the following schedule:

Amount

March 15, 2008	$80,000
April 1, 2008	180,000
May 1, 2008	50,000
June 1, 2008	50,000
July 1, 2008	50,000
August 1, 2008	50,000
September 1, 2008	50,000
October 1, 2008	50,000
November 1, 2008	50,000

$610,000

f)

On January 21, 2008, the Company entered into an amended and restated share purchase agreement with iOcean Media Limited and Aquos Media Limited, under which the acquisition was completed in consideration for the issuance of 16,138,370 shares on January 29, 2008 (Note 5e).

g)

On January 2, 2008, the Company entered into a consulting agreement with Karada Ltd. (“Karada”), whereby Karada will provide services as a non-exclusive finder to the Corporation on a third party, non-agency basis to assist the Company in locating qualified investors for the purpose of investing into the Company’s business, pursuant to a finders’ fee agreement. The Company issued 4,000,000 shares to Karada on January 31, 2008 as full consideration for the services to be rendered.

h)

On January 2, 2008, the Company entered into a private placement subscription agreement with Karada for the purchase of 2,500,000 shares at a price of $0.05 per share for total cash proceeds of $125,000. The shares were issued on January 31, 2008.

i)	On February 5, 2008, the Company issued 1,000,000 shares to Westport Strategic Partners Inc. in satisfaction of a $100,000 liability due on November 30, 2007. (Note 8f)

j)	On February 11, 2008, the Company issued shares to a private investor for the purchase of 12,500,000 shares at $0.02 per share for total cash proceeds of $250,000.

k)	On February 14, 2008, the Company issued shares to a private investor for the purchase of 880,000 shares at $0.25 per share for total cash proceeds of $220,000.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, Thomas N. Roberts, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007 (under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures were effective as of November 30, 2007.

No Changes in Internal Control over Financial Reporting

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

Based upon the evaluation performed by our management (under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer), there has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation of the Effectiveness of Internal Control

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further because of changes in conditions, the effectiveness of internal control may vary over time.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors:

Name of Director	Age
Thomas Neal Roberts	38
Antonin Kral	27
Iain Mackenzie Fidlin	47

Executive Officers:

Name of Executive Officer	Age	Office
Thomas Neal Roberts	38	President, Chief Executive Officer and Chief Financial Officer
Antonin Kral	27	Chief Technical Officer
Lawrence Haber	49	Senior Vice President, General Counsel, Chief Administrative Officer and Secretary

The following describes the business experience of our directors and executive officers. Mr. Roberts, Mr. Kral and Mr. Haber are not and have not in the past been directors of any reporting company under the Exchange Act or any other publicly traded company.

Thomas Neal Roberts has been our President, Chief Executive Officer and Chief Financial Officer since July 2, 2007 and was our Secretary from July 2, 2007 to August 27, 2007. Mr. Roberts has over 12 years of hands on experience with incubating various types of technology companies including content aggregation, media distribution, technology creation, internet, network development and environmental. From 2000 to the present, Mr. Roberts has acted as a high level consultant at various stages of development representing venture capital firms funding various technology projects throughout the United State and Europe. Mr. Roberts was chief technology officer of VISI International, Inc., a company dealing with content display technologies for airports, hospitals and banks from January 2000 to April 2002. Mr. Roberts was business development officer for Resyk, Inc. a company dealing with recycling initiatives for the European Union from April 2002 to May 2004. Since April 2004, Mr. Roberts has been a technology consultant for a number of different organizations and venture capital firms in the United States and Europe.

Mr. Roberts presently devotes approximately 40 hours per week of his business time to our business, representing substantially all of his business time. During the third quarter of fiscal 2007, Mr. Roberts provided approximately 40 hours per month performing tasks as a consultant with the balance of his time being devoted to our business. This outsourcing work was completed in the third quarter of fiscal 2007 and is not continuing.

Antonin Kral has been a director and our Chief Technical Officer since February 7, 2006. He is responsible for the complete analysis of ITonis video solution, including the design of network topology. He holds a Masters degree from the Czech Technical University and is currently working on his PhD in the Department of Mathematics, Faculty of Nuclear Sciences and Physical Engineering. He has been involved in many projects including the Deployment of IPv6 at Pragonet and was a member of the design team when developing the network for DHL computing center. At the Czech Technical University (“CTU”) he deployed IPv6 for the whole university and managed and administrated the whole CTU campus network (Novel Netware, UNIX servers and 2500 workstations connected to the university backbone and Internet) as well as computer clusters of CTU computer science department. Mr. Kral is a lector at CTU (Computer science) on Computer networks and Textual information Systems. He has also been a Member of the board of experts at the Ministry of Informatics – Czech Republic since October 2004. Mr. Kral has also been involved in research projects, including research on end-to-end performance and QoS at Cesnet (Czech National Research and Education Network operator) and continues to be involved in the COMPASS project as part of CERN (European Organization for Nuclear Research).

Mr. Kral presently devotes approximately 20 hours per week of his business time to our business, representing substantially all of his business time.

Lawrence Haber has been our Senior Vice President, General Counsel and Chief Administrative Officer since September 6, 2007 and our Secretary since August 27, 2007. Mr. Haber is an attorney with experience in all aspects of business and corporate legal representation. His experience includes business formations, sales/mergers and acquisitions, and debt and equity financing in industries as diverse as high-tech, sports, entertainment and media. He is a graduate of the Hofstra University School of Law, Hempstead, NY.

During his tenure at Walt Disney World from 1992 to 1999, Mr. Haber was responsible for the business and legal affairs relating to television programming for Walt Disney Attractions, including the negotiation, production and distribution of Disney television programming. As a member of the corporate law area, he performed sophisticated and complex legal transactions for a wide range of Walt Disney World business areas, including information systems, marketing, studios, corporate alliances, park operations, finance resorts, sports, merchandising and purchasing.

While director of legal administration for Universal Studios Florida from 1988 to 1991, he managed more than $150 million in contracts and authored the company’s policies and procedures. His business experience includes managing the start-up and ongoing operations of onsite concessions employing hundreds of staff members.

Mr. Haber has practiced as a private practice attorney from 1999 to present, during which time he specialized in intellectual property law including trademark, trade name, and copyright issues. His practice areas also include healthcare financing, multi-family housing financing, commercial lease transactions, administrative law, and downtown redevelopment and enterprise zone transactions. Additionally, Mr. Haber is experienced in municipal bond and industrial development revenue issues. He most recently served in a major private equity firm assisting in new business development acquisitions and sports and entertainment legal advisement.

Mr. Haber presently devotes approximately 40 hours per week of his business time to our business, representing substantially all of his business time.

Iain Mackenzie Fidlin was appointed a director of our company on October 23, 2007. Mr. Fidlin has 25 years of international business and finance experience covering capital raising, corporate negotiations and investor relations, including 20 years international banking experience in credit risk analysis, relationship management and business orientation and development in an international banking environment in Frankfurt, London, Hong Kong and the Asia Pacific. From May 1982 to October 2002, Mr. Fidlin was with Commerzbank AG in the Asia Pacific where he became Vice President, Regional Head of Multinational Companies and managed key relationships and accounts with a team of ten business development executives reporting to him. From November 2002 to January 2004, he was a director, stakeholder and corporate consultant at Augmentum Capital Limited in Hong Kong where he was involved in a number of transactions including a €100 million private placement for a German company, assisted a Hong Kong company to sell pharmaceutical assets and was also involved in a US$50 million metal recycling project. Since February 2004, Mr. Fidlin has acted as a consultant to Greater China 2K4 Group Limited in Hong Kong where he functions as an executive/managing director for various operating companies with businesses in China, as well as assists with capital raising and investor relations and acts as an official representative in China for food and beverage, pharmaceutical/biotech and real estate companies.

Mr. Fidlin presently devotes approximately 15 hours per week of his business time to our business as a consultant.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We currently do not have any significant employees other than our executive officers.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee. In addition, none of our directors are independent as defined in the listing standards of the American Stock Exchange. However, we plan to seek suitable candidates for election as directors, and establish various committees, during the current fiscal year.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended November 30, 2007 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal	Number of Late	Transactions Not	Known Failures to
Position	Reports	Timely Reported	File a Form

Thomas N. Roberts, President, Chairman CEO, CFO and Director	One	Nil	Nil

Antonin Kral Director and Chief Technical Officer	Two	Nil	Nil

Iain Mackenzie Fidlin Director	One	Nil	Nil

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for the year ended November 30, 2007 for our Chief Executive Officer. None of our executive officers earned more than $100,000 during the fiscal year ended November 30, 2007.

						Non-	Non-
						Equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Nicolas Lavaud, Former Chief Executive Officer (1)	2007 2006	Nil 30,527	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 30,527
Thomas Neal Roberts, Chief Executive Officer (1)	2007	5,800	Nil	Nil	Nil	Nil	Nil	Nil	5,800

(1)	Mr. Lavaud was our Chief Executive Officer, Chief Financial Officer and a director from November 16, 2005 to July 2, 2007, when he was replaced by Mr. Roberts.

Employment Agreements

On January 2, 2008, we finalized and entered into an employment agreement with Mr. Thomas Neal Roberts, our President, Chief Executive Officer and Chief Financial Officer and a director of the Company, with respect to his appointment as our Chief Executive Officer, and with Mr. Lawrence Haber with respect to his employment as our Senior Vice-President, General Counsel and Chief Administrative Officer. The employment agreements are dated as of January 1, 2008 (the “Effective Date”). We have also entered into an employment agreement dated January 2, 2008 with Antonin Kral, our Chief Technical Officer, with respect to his appointment as Chief Technical Officer. The following summary of these employment agreements does not purport to be complete and is qualified in its entirety by reference to each such agreement. Copies of the employment agreements with Mr. Roberts, Mr. Haber and Mr. Kral are attached as exhibits to this Annual Report.

Thomas Neal Roberts

Pursuant to the terms of his employment agreement, Mr. Roberts will serve our Chief Executive Officer and as Chief Executive Officer of all of our subsidiaries. Mr. Roberts will perform such duties and responsibilities as our board of director’s may from time to time reasonably determine and assign as is customarily performed by persons in an executive position. A more detailed description of Mr. Robert’s job responsibilities is attached as Exhibit “A” to the employment agreement. Mr. Roberts will report directly to our board of directors. Mr. Roberts has agreed to devote, on an as-needed basis, all necessary time, energy, knowledge, skill and reasonably best efforts to the business of the Company, however, Mr. Roberts is permitted to have limited involvement with outside business ventures which do not conflict with the business of the Company. Mr. Roberts will be based in Beijing.

In consideration for Mr. Robert’s services, we have agreed to:

  pay Mr. Roberts a base salary in the amount of $300,000 per year, less applicable payroll deductions and tax withholdings, payable in accordance with the then-current payroll policies of the Company during Mr. Roberts employment period, issue to Mr. Roberts up to 25,000,000 shares of common stock of the Company in a combination of option grants and share grants, pursuant to separate stock and option grant agreements to be executed between Mr. Roberts and the Company within 30 days from the Effective Date. It is anticipated that the exercise of any stock options and the grant of any stock awards will be subject to vesting based on the achievement of specified milestones based on the Company’s business plan. Negotiations regarding the stock and option grants and strike price are ongoing and are anticipated to be concluded by year end. We will file an additional Current Report on Form 8-K disclosing these agreements once they have been concluded.

In addition, we have agreed to reimburse Mr. Roberts for all reasonable business expenses incurred by Mr. Roberts during the course of his employment.

The term of Mr. Robert’s employment shall commence from the Effective Date through to the third anniversary of the Effective Date and may be extended by mutual written agreement of the parties. We are entitled to terminate the employment agreement for cause, as defined in the employment agreement, which includes, without limitation, failure of Mr. Roberts to perform his material duties or a material breach of the material terms of the agreement by Mr. Roberts. We will be entitled to terminate the employment agreement without cause at any time after the first year of the employment agreement. If we terminate the employment agreement without cause or if Mr. Roberts terminates the employment agreement for “good reason”, as defined in the employment agreement, we will be obligated to pay to Mr. Roberts an amount equal to 90 days base salary, in addition to unpaid or accrued salary and bonus payments to the date of termination.

Lawrence Haber

Pursuant to the terms of his employment agreement, Mr. Haber will serve as our Senior Vice-President, General Counsel and Chief Administrative Officer and as Senior Vice-President, General Counsel and Chief Administrative Officer of all of our subsidiaries. Mr. Haber will perform such duties and responsibilities as our Chief Executive Officer may from time to time reasonably determine and assign as is customarily performed by persons in such an executive position. A more detailed description of Mr. Haber’s job responsibilities is attached as Exhibit “A” to the employment agreement. Mr. Haber will report directly to our Chief Executive Officer. Mr. Haber has agreed to devote, on an as-needed basis, all necessary time, energy, knowledge, skill and reasonably best efforts to the business of the Company, however, Mr. Haber is permitted to continue his law practice and limited involvement with outside business ventures which do not conflict with the business of the Company. Mr. Haber will be based in Florida.

In consideration for Mr. Haber’s services, we have agreed to:

  pay Mr. Haber a base salary in the amount of $200,000 per year, less applicable payroll deductions and tax withholdings, payable in accordance with the then-current payroll policies of the Company during Mr. Haber employment period, issue to Mr. Haber up to 10,000,000 shares of common stock of the Company in a combination of option grants and share grants, pursuant to separate stock and option grant agreements to be executed between Mr. Haber and the Company within 30 days from the Effective Date. It is anticipated that the exercise of any stock options and the grant of any stock awards will be subject to vesting based on the achievement of specified milestones based on the Company’s business plan. Negotiations regarding the stock and option grants and strike price are ongoing and are anticipated to be concluded by year end. We will file an additional Current Report on Form 8-K disclosing these agreements once they have been concluded.

In addition, we have agreed to reimburse Mr. Haber for all reasonable business expenses incurred by Mr. Haber during the course of his employment.

The term of Mr. Haber’s employment shall commence from the Effective Date through to the third anniversary of the Effective Date and may be extended by mutual written agreement of the parties. We are entitled to terminate the employment agreement for cause, as defined in the employment agreement, which includes, without limitation, failure of Mr. Haber to perform his material duties or a material breach of the material terms of the agreement by Mr. Haber. We will be entitled to terminate the employment agreement without cause at any time after the first year of the employment agreement. If we terminate the employment agreement without cause or if Mr. Haber terminates the employment agreement for “good reason”, as defined in the employment agreement, we will be obligated to pay to Mr. Haber an amount equal to 90 days base salary, in addition to unpaid or accrued salary and bonus payments to the date of termination.

Antonin Kral

Mr. Kral provided his services as Chief Technical Officer to us under a contract between Mr. Kral and ITonis CZ dated January 1, 2006. This contract expired November 30, 2007. No shares are issuable to Mr. Kral pursuant to this employment contract. Mr. Kral has been granted options to purchase 360,000 shares of our common stock, as described below under “Grants of Stock Options”.

Pursuant to the terms of his new employment agreement with the Company, entered into as of January 2, 2008, a copy of which is filed with this Annual Report. Mr. Kral will serve as our Senior Vice Predident and Chief Technology Officer. Mr. Kral will perform such duties and responsibilities as our Chief Executive Officer may from time to time reasonably determine and assign as is customarily performed by persons in such an executive position. A more detailed description of Mr. Kral’s job responsibilities is attached as Exhibit “A” to the employment agreement. Mr. Kral will report directly to our Chief Executive Officer. Mr. Kral has agreed to devote, on an as-needed basis, all necessary time, energy, knowledge, skill and reasonable best efforts to the business of the Company, however, Mr. Kral is permitted to work half time with outside business ventures which do not conflict with the business of the Company. Mr. Kral will be based in the Czech Republic.

In consideration for Mr. Kral’s services, we have agreed to:

  pay Mr. Kral a base salary in the amount of $100,000 per year, less applicable payroll deductions and tax withholdings, payable in accordance with the then-current payroll policies of the Company during Mr. Kral’s employment period; and

  issue to Mr. Kral up to 6,500,000 shares of common stock of the Company in a combination of option grants and share grants, pursuant to separate stock and option grant agreements to be executed between Mr. Kral and the Company within 30 days from the effective date of his employment agreement. it is anticipated that the exercise of any stock options and the grant of any stock awards will be subject to vesting based on the achievement of specified milestones based on the Company’s business plan. Negotiations regarding the stock and option grants and strike price are ongoing and are anticipated to be concluded by year end. We expect to file an additional Current Report on Form 8-k disclosing these agreements once they have been concluded.

In addition, we have agreed to reimburse Mr. Kral for all reasonable business expenses incurred by Mr. Kral during the course of his employment.

The term of Mr. Kral’s employment shall commence from the effective date of his employment agreement through to the third anniversary thereof and may be extended by mutual written agreement of the parties. We are entitled to terminate the employment agreement for cause, as defined in the employment agreement, which includes, without limitation, failure of Mr. Kral to perform his material duties or a material breach of the material terms of the agreement by Mr. Kral. We will be entitled to terminate the employment agreement without cause at any time after the first year of the employment agreement. If we terminate the employment agreement without cause or if Mr. Kral terminates the employment agreement for “good reason”, as defined in the employment agreement, we will be obligated to pay to Mr. Kral an amount equal to 90 days base salary, in addition to unpaid or accrued salary and bonus payments to the date of termination.

2006 Stock Option Plan

Our board of directors has approved the Company’s 2006 Stock Option Plan (the “2006 Plan”) as of June 16, 2006. The following summary of the 2006 Plan does not purport to be complete and is qualified in its entirety by reference to the plan, a copy of which has been filed as an Exhibit to our Amendment No. 1 to Form SB-2 filed with the SEC on June 27, 2006.

The 2006 Plan provides for the grant of options to purchase up to 3,000,000 shares of our common stock to our directors, officers, employees, and eligible consultants. Any shares of common stock that have been made subject to an option that ceased to be subject to the option (other than by reason of exercise or settlement of the option to the extent it is exercised for or settled in shares) shall again be available for issuance in connection with future grants of options under the plan. The plan is administered by our board of directors or a committee appointed by, and consisting or two or more members of, the board. Except for the terms and conditions explicitly set forth in the 2006 Plan, the plan administrator has the exclusive authority, in its discretion, to determine all matters relating to options under the plan, including the selection of individuals to be granted options, the type of options, the number of shares of common stock subject to an option, all terms, conditions, restrictions and limitations, if any, of an option and the terms of any instrument that evidences the option. The plan administrator also has the exclusive authority to interpret the plan and the terms of any instrument evidencing the option and may from time to time adopt and change rules and regulations of general application for the plan’s administration. The plan administrator’s interpretation of the 2006 Plan and its rules and regulations, and all actions taken and determinations made by the plan administrator is conclusive and binding on all parties.

Grants of Stock Options

During the year ended November 30, 2006, we granted options to purchase an aggregate of 1,500,000 shares of common stock to certain employees on June 16, 2006, including 360,000 options to Antonin Kral, a director and our Chief Technical Officer, as detailed below. On December 29, 2006, we granted options to purchase 450,000 shares of our common stock to Nicolas Lavaud, our former Chief Executive Officer and a former director. All options are exercisable at a price of $0.2667 per share for a term expiring June 16, 2009 and are subject to the vesting provisions set forth below. All options have been granted pursuant to and are subject to our 2006 Stock Option Plan.

Name of Optionee	Number of Options
Antonin Kral, Director and Chief Technical Officer	360,000
Nicolas Lavaud, Former Director and Chief Executive Officer	450,000

Each option will vest on the following dates (each a “Vesting Date”):

Date of Vesting	Percentage of Options Vested
June 1, 2007	10%
August 1, 2007	10%
October 1, 2007	10%
December 1, 2007	10%
February 1, 2008	10%
April 1, 2008	10%
June 1, 2008	10%
August 1, 2008	10%
October 1, 2008	10%
December 1, 2008	10%

Outstanding Equity Awards as of November 30, 2007

The following table summarizes the outstanding equity awards as of November 30, 2007 for each of our named executive officers:

	Option Awards					Stock Awards

Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
			Equity				of	Number	Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Nicolas Lavaud, Former Chief Executive Officer(1)	Nil	450,000	Nil	$0.2667	June 16, 2009	Nil	Nil	Nil	Nil

	Option Awards					Stock Awards

Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
			Equity				of	Number	Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Thomas Neal Roberts, Chief Executive Officer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Antonin Kral, Chief Technical Officer	Nil	360,000	Nil	$0.2667	June 16, 2009	N/A	N/A	N/A	N/A

(1)	All of Mr. Lavaud’s 450,000 options have subsequently expired due to his retirement as a director and officer of our Company in fiscal 2008.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and certain key employees, and (iv) our officers and directors and certain key employees as a group. Each shareholder listed below possesses sole voting and investment power with respect to the shares shown.

Name and address	Number of Shares Beneficially
of beneficial owner	Owned (1)	Percentage of Class (2)

Directors and Officers:

Thomas Neal Roberts Director and CEO	Nil(3)	Nil

Antonin Kral Director and CTO	5,550,000(4)	4.4%

Name and address	Number of Shares Beneficially
of beneficial owner	Owned (1)	Percentage of Class (2)

Directors and Officers:

Lawrence Haber Secretary	Nil(5)	Nil

Iain Mackenzie Fidlin Director	Nil	Nil

Directors and Officers as a group	5,550,000	4.4%

Major Shareholders:

Onyx Trading Inc. 306 Victoria House Victoria, Mahe, Seychelles	12,750,000 (6)	10.2%

Nordic IPTV Company ApS (7) Asgaardsvej 10, Dk-1811 Frederiksberg C, Denmark	18,000,000	14.4%

iOcean Media Limited (8) Portcullis TrustNet Chambers P.O. Box 3444, Road Town Tortola, British Virgin Islands	16,138,370	12.9%

Burton Sperber and Charlene Sperber Living Trust DTD 12/17/1985 777 Figueroa Street Los Angeles, California	25,000,000	20.0%

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

(2)	The percentage of class is based on 124,930,223 shares of common stock issued and outstanding as of March 13, 2008.
(3)

Under the employment agreement entered into between us and Mr. Roberts, we have agreed to issue to Mr. Roberts up to 25,000,000 shares of common stock of the Company in a combination of separate stock and option grants which have not been granted to date.

(4)

Comprised of 5,550,000 shares held by Antonin Kral. None of the options held by Mr. Kral are exercisable within 60 days of the date of this Annual Report. In addition, under the employment agreement entered into between us and Mr. Kral, we have agreed to issue to Mr. Kral up to 6,500,000 shares of common stock of the Company in a combination of separate stock and option grants which have not been granted to date.

(5)

Under the employment agreement entered into between us and Mr. Haber, we have agreed to issue to Mr. Haber up to 10,000,000 shares of common stock of the Company in a combination of separate stock and option grants which have not been granted to date.

(6)	Laura Mouck exercises investment and voting control over the shares held by Onyx Trading Inc..
(7)	Tor Svensen exercises investment and voting control over the shares held by Nordic IPTV Company ApS.
(8)	John Ullman exercises investment and voting control over the shares held by iOcean Media Limited.
(9)	Burton Sperber and Charlene Sperber exercise investment and voting control over the shares held by Burton Sperber and Charlene Sperber Living Trust DTD 12/17/1985.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Except as disclosed below, there are no transactions, since the beginning of our company’s last fiscal year, or any currently proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end for the last three completed fiscal years and in which any “related person” had or will have a direct or indirect material interest. “Related party” includes

(a)	any of our directors or officers;

(b)	any person proposed as a nominee for election as a director;

(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

(d)

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of any of the foregoing persons who has the same house as any of such person.

On March 14, 2007 we issued 16,138,370 shares of our common stock to iOcean Media Limited and Ian Fidlin in exchange for all of the issued and outstanding shares of Aquos Media Limited. At the time of this transaction, Iain Mackenzie Fidlin, presently a director of our company, was a director of iOcean Media Limited.

As of November 30, 2007 we owe $43,815 to Nicolas Levaud, who was a director and officer of the Company. We have made no payments of principal or interest on this amount during the fiscal year ended November 30, 2007, and the largest aggregate amount of principal outstanding during the fiscal year ended November 30, 2007 was $43,815. As of March 25, 2008, the amount outstanding was $43,815.

During the year ended November 30, 2007, we paid $10,000 in legal fees to Lawrence Haber, a secretary of our Company. Mr. Haber performed these services before he was appointed as secretary of our Company.

We have also entered into employment agreements with our executive officers pursuant to which we have issued or agreed to issue options to acquire shares of our common stock. See “Executive Compensation –Employment Agreements” for more information.

ITEM 13.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	By-Laws (1)

Exhibit Number	Description of Exhibit
3.4	Certificate of Change pursuant to NRS 78.209 effective March 19, 2007 (2)
10.1	Flow TV Joint Cooperation Contract between the Company and Beijing Lushi (SDTV) Pilot Media Co., Ltd. Dated December 14, 2008 (3)
10.2	Agreement For Purchase And Sale Of Ownership Interests between the Company and Niu Zhengping and Wu Jiping, individually dated January 15, 2008 (3)
10.3	Amended and Restated Share Purchase Agreement between the Company, iOcean Media Limited and Aquos Media Limited dated January 21, 2008 (3)
10.4	Employment Agreement between the Company and Thomas Neal Roberts dated January 2, 2008 (3)
10.5	Employment Agreement between the Company and Lawrence Haber dated January 2, 2008 (3)
10.6	Employment Agreement between ITonis Inc. and Antonin Kral dated January 1, 2006 (1)
10.7	2006 Stock Option Plan (3)
10.8	Promissory Note issued by ITonis Inc. to Nicolas Lavaud in the amount of CZ 400,000Kc dated July 3, 2006 (4)
10.9	Subscription Agreement between ITonis Inc. and Spectrum Managers Ltd. dated December 12, 2006 (5)
10.10	Employment Agreement between the Company and Thomas Neal Roberts dated September 1, 2007 (6)
10.11	Employment Agreement between the Company and Lawrence Haber dated September 1, 2007 (6)
10.12	Voting Trust Agreement between ITonis Inc. and iOcean Media Limited dated October 23, 2007. (7)
10.13	Option Agreement between ITonis Inc. and iOcean Media Limited dated October 23, 2007. (7)
10.14	Code of Ethics (8)
10.15	Letter of Moores Rowland dated February 15, 2007 (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (9)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on May 12, 2006.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2007.
(3)	Filed as an exhibit to Amendment No. 1 to the registration statement on Form SB-2 filed with the SEC on June 27, 2006.
(4)	Filed as an exhibit to the current report on form 8-K filed with the SEC on February 12, 2008.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 15, 2006.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 11, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 29, 2007.
(9)	Filed Herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged Danziger Hochman Partners LLP, Chartered Accountants, as our independent auditors effective February 9, 2007. Staley , Okada & Partners, Chartered Accountants served as our auditors until their resignation on December 5, 2006. Following this resignation, Moores Rowland Audit s.r.o., Chartered Accountants, served as our independent auditors from January 22, 2007 up to the appointment of Danziger Hochman Partners LLP. For more information on our changes in our auditors, see “Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”. The following table provides information relating to the fees we paid to our independent auditors for the periods indicated:

	Fiscal Year Ended	Fiscal Year Ended
	November 30, 2007	November 30, 2006
Audit Fees	$82,950	$44,793
Audit-related Fees	Nil	Nil
Tax Fees	Nil	Nil
All other Fees	Nil	Nil

Audit fees are the aggregate fees billed by our independent auditors for the audit of our annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audited-related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITONIS INC.

By: /s/ Thomas N. Roberts
Thomas N. Roberts
Chief Executive Officer, Chief Financial Officer and
principal accounting officer
Date: April 3, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas N. Roberts	Chairman, President, Chief Executive
Thomas N. Roberts	Officer, Chief Financial Officer, Principal	April 3, 2008
Accounting Officer and Director

/s/ Antonin Kral	Chief Technical Officer and Director	April 3, 2008
Antonin Kral

/s/ Iain M. Fidlin	Member of the Board of Directors	April 3, 2008
Iain M. Fidlin