Form 10QSB
period 2008-02-29
ITONIS INC.
filed 2008-04-21
CIK 1360184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended February 29, 2008

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-52201

ITONIS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	26-0881302
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Sunny Palace Suite, Xibahe Road, Chaoyang District, Beijing 100028
People’s Republic of China
(Address of principal executive offices)

+8613439671941
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

ITONIS INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
February 29, 2008

(i)

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in this our annual report on Form 10-KSB for the year ended November 30, 2007 that we filed with the SEC under the section entitled “Risk Factors”, and in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

REFERENCES

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “ITonis” and the “Company” mean ITonis Inc and its subsidiaries, unless the context requires otherwise; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

- ii -

PART I – FINANCIAL INFORMATION

The following unaudited condensed consolidated interim financial statements of ITonis Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Interim Consolidated Balance Sheets as at February 29, 2008 (unaudited) and November 30, 2007 (audited)	F-2

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the period from incorporation (July 5, 2005) to February 29, 2008 (Unaudited)	F-3

Interim Consolidated Statements of Operations for the three months ended February 29, 2008 and 2007 and for the period from incorporation (July 5, 2005) to February 29, 2008 (Unaudited)	F-6

Interim Consolidated Statements of Cash Flows for the three months ended February 29, 2008 and 2007 and for the period from incorporation (July 5, 2005) to February 29, 2008 (Unaudited)	F-7

Notes to Interim Consolidated Financial Statements	F-8

ITONIS INC.

(Formerly Kenshou Inc.)

(A Development Stage Company)

Interim CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

February 29, 2008

US FUNDS

ITonis Inc.	Statement 1
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheets
US Funds

	As at	As at
	February 29,	November 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current
Cash	$131,787	$4,306
Accounts receivable	2,896	-
Prepaid expenses	-	654
Advance to Pilot Media Joint Venture	150,000	-
	284,683	4,960

Contract Rights	806,919	-
Equipment	18,273	19,929
	$1,109,875	$24,889

LIABILITIES
Current
Accounts payable	$729,009	$793,052
Accrued liabilities	83,388	103,927
Due to Beijing Tuo Jiang Culture Development Ltd.	150,000	-
Due to related parties	214,546	209,195
	1,176,943	1,106,174

Going Concern (Note 1)
Commitments (Note 5)

STOCKHOLDERS’ DEFICIENCY
Capital Stock
Preferred stock
Authorized:
5,000,000 preferred shares with $0.001 par value
Issued and fully paid: Nil	-	-
Common stock
Authorized:
300,000,000 common shares with $0.001 par value
Issued, allotted and fully paid:
111,130,223 common shares (73,111,853 –
November 30, 2007)	111,130	73,112
Share subscriptions received	62,500	282,500
Deposit on acquisition – common stock	(50,000)	-
Additional paid-in capital	4,649,535	2,935,634
Accumulated Comprehensive Loss	(156,330)	(105,449)
Deficit – Accumulated during the development stage	(4,683,903)	(4,267,082)
	(67,068)	(1,081,285)
	$1,109,875	$24,889

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Stockholders’ Equity (Deficiency)
US Funds

							Deficit
					Deposit on		Accumulated
			Additional	Share	Acquisition	Accumulated	During the	Total
	Common Stock		Paid-in	Subscriptions	- Common	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Received	Stock	Loss	Stage	Deficiency
Founder shares
issued for cash
at $0.001 per
share on July 8,
2005	750,000	$750	$(250)	$-	$-	$-	$-	$500
Shares issued for
cash at $0.007
per share on
September 14,
2005	12,000,000	12,000	68,000	-	-	-	-	80,000
Shares issued for
cash at $0.033
per share on
November 16,
2005	4,466,289	4,466	144,410	-	-	-	-	148,876
Shares issued for
acquisition of
software at
$0.015 per
share on
November 16,
2005	30,000,000	30,000	417,637	-	-	-	-	447,637

Loss for the period	-	-	-	-	-	-	(566,478)	(566,478)

Balance -
November 30,
2005	47,216,289	47,216	629,797	-	-	-	(566,478)	110,535
Shares issued for
acquisition of
intellectual
property at
$0.083 per
share on
February 7,
2006	18,000,000	18,000	1,482,000	-	-	-	-	1,500,000
Shares issued for
cash at $0.083
per share on
April 10, 2006	2,215,692	2,216	182,425	-	-	-	-	184,641
Share issued for
consulting
services at
$0.083 per
share	150,000	150	12,350	-	-	-	-	12,500
Shares issued for
cash at $0.083
per share	1,200,000	1,200	98,800	-	-	-	-	100,000
Stock-based
compensation	-	-	9,014	-	-	-	-	9,014
Loss for the period	-	-	-	-	-	-	(2,302,278)	(2,302,278)
Foreign currency
translation
adjustment	-	-	-	-	-	(9,420)	-	(9,420)
Balance –
November 30,
2006	68,781,981	68,782	2,414,386	-	-	(9,420)	(2,868,756)	(395,008)

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Stockholders’ Equity (Deficiency) - Continued
US Funds

							Deficit
					Deposit on		Accumulated
			Additional	Share	Acquisition	Accumulated	During the	Total
	Common Stock		Paid-in	Subscriptions	- Common	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Received	Stock	Loss	Stage	Deficiency
Balance –
November 30,
2006	68,781,981	68,782	2,414,386	-	-	(9,420)	(2,868,756)	(395,008)
Shares issued for
acquisition at
$0.05 per
share	1,355,364	1,355	111,592	-	-	-	-	112,947
Shares issued for
consulting
services at
$0.083 per
share	600,000	600	49,400	-	-	-	-	50,000
Shares issued for
cash at $0.075
per share	438,208	438	32,428	-	-	-	-	32,866
Shares issued for
cash at $0.05
per share	936,300	937	45,878	-	-	-	-	46,815
Shares issued for
cash at $0.25
per share	1,000,000	1,000	249,000	-	-	-	-	250,000
Share
subscriptions
received	-	-	-	282,500	-	-	-	282,500
Stock-based
compensation	-	-	32,950	-	-	-	-	32,950
Loss for the
period	-	-	-	-	-	-	(1,398,326)	(1,398,326)
Foreign currency
translation
adjustment	-	-	-	-	-	(96,029)	-	(96,029)
Balance –
November 30,
2007 (Audited)	73,111,853	$73,112	$2,935,634	$282,500	$-	$(105,449)	$(4,267,082)	$(1,081,285)

- See Accompanying Notes -

ITonis Inc.	Statement 2
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Stockholders’ Equity (Deficiency) - Continued
US Funds

							Deficit
					Deposit on		Accumulated
			Additional	Share	Acquisition	Accumulated	During the	Total
	Common Stock		Paid-in	Subscriptions	- Common	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Received	Stock	Loss	Stage	Deficiency
Balance –
November 30,
2007 (Audited)	73,111,853	$73,112	$2,935,634	$282,500	$-	$(105,449)	$(4,267,082)	$(1,081,285)
Shares issued for
acquisition of
Beijing Tuo
Jiang Culture
Development
Ltd. at $0.05 per
share	1,000,000	1,000	49,000	-	-	-	-	50,000
Shares issued to
iOcean Media
Limited for
acquisition of
Aquos Media
Limited at $0.05
per share	16,138,370	16,138	790,781	-	-	-	-	806,919
Shares issued for
cash at $0.05
per share	2,500,000	2,500	122,500	-	-	-	-	125,000
Shares issued for
investor
relations
services at
$0.05 per share	4,000,000	4,000	196,000	-	-	-	-	200,000
Shares issued for
debt at $0.10
per share	1,000,000	1,000	99,000	-	-	-	-	100,000
Shares issued for
cash at $0.02
per share	12,500.000	12,500	237,500	-	-	-	-	250,000
Shares issued for
cash at $0.25
per share	880,000	880	219,120	-	-	-	-	220,000
Share
subscriptions
received	-	-	-	(220,000)	-	-	-	(220,000)
Deposit on
acquisition –
Common Stock	-	-	-	-	(50,000)	-	-	(50,000)

Loss for the period	-	-	-	-	-	-	(416,821)	(416,821)
Foreign currency
translation
adjustment	-	-	-	-	-	(50,881)	-	(50,881)
Balance –
February 29,
2008 (Unaudited)	111,130,223	$111,130	$4,649,535	$62,500	$(50,000)	$(156,330)	$(4,683,903)	$(67,068)

- See Accompanying Notes -

ITonis Inc.	Statement 3
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Operations
US Funds
(Unaudited)

			From
	For the Three	For the Three	Incorporation
	Months	Months	July 5,
	Ended	Ended	2005 to
	February 29,	February 28,	February 29,
	2008	2007	2008
Sales	$-	$160,024	$231,179
Cost of Sales	-	116,518	182,856
	-	43,506	48,323
General and Administrative
Expenses
Finder’s fees	200,000	-	200,000
Consulting	105,847	29,507	426,726
Auditing and accounting	51,400	27,236	344,449
Office	50,206	5,740	257,703
Legal	7,361	2,858	130,670
Filing fees	1,758	541	28,887
Depreciation	1,656	8,654	54,627
Software development costs	-	74,101	726,731
Salaries and wages	-	58,024	302,447
Rent	-	7,802	74,638
Investor relations	-	5,820	24,915
Intellectual property	-	-	1,947,637
Marketing and distribution	-	-	120,000
Stock-based compensation	-	8,528	32,950
Bad debts	-		9,789
Foreign exchange loss	(1,407)	(202)	7,749
	416,821	228,609	4,689,918
Loss from Operations	(416,821)	(185,103)	(4,641,595)

Write down of assets	-	-	(76,234)
Other income	-	-	33,926
Loss for the Year	$(416,821)	$(185,103)	$(4,683,903)

Loss per Share – Basic and
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	83,562,287	69,626,034

Comprehensive Loss
Loss for the year	$(416,821)	$(185,103)	$(4,683,903)
Foreign currency translation
adjustment	(50,881)	1,634	(156,330)
Total Comprehensive Loss
for the Year	$(467,702)	$(183,469)	$(4,840,233)

Comprehensive Loss per
Share	$(0.01)	$(0.00)

- See Accompanying Notes -

ITonis Inc.	Statement 4
(Formerly Kenshou Inc.)
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
US Funds
(Unaudited)

			From
			Incorporation
	For the Three	For the Three	July 5,
	Months Ended	Months Ended	2005 to
	February 29,	February 28,	February 29,
	2008	2007	2008
Operating
Loss for the year	$(416,821)	$(185,103)	$(4,683,903)
Items not involving an outlay of cash:
Bad debts	-	-	9,789
Depreciation	1,656	8,654	54,627
Stock-based compensation	-	8,528	41,964
Shares issued and allotted for services	202,849	9,651	262,500
Shares issued for debt	100,000	-	100,000
Intellectual property	-	-	1,947,637
Write-down of assets	-	-	76,234
Changes in non-cash working capital items:
Accounts receivable	(2,896)	-	(22,249)
Prepaid expenses	(2,195)	(32,762)	(19,230)
Advance to Pilot Media Joint Venture	(150,000)	-	(150,000)
Accounts payable	(64,043)	213,930	729,009
Accrued liabilities	(20,539)	8,630	83,388
Due to Beijing Tuo Jiang Culture Development Ltd.	150,000	-	150,000
Due to related parties	5,351	(92,975)	204,757
Net cash flows used in operations	(196,638)	(61,447)	(1,215,477)
Investing
Purchase of equipment	-	(51,734)	(105,404)
Advance to Pilot Media Joint Venture	(150,000)	-	(150,000)
Net cash flows used in investing activities	(150,000)	(51,734)	(255,404)
Financing
Share issuances for cash	375,000	112,947	1,614,145
Due to Beijing Tuo Jiang Culture Development Ltd.	150,000	-	150,000
Net cash flows from financing activities	525,000	112,947	1,764,145

Effect of exchange rate translation adjustments	(50,881)	1,869	(161,477)

Net Increase (Decrease) in Cash	127,481	1,635	131,787
Cash - Beginning of year	4,306	1,571	-
Cash - End of Year	$131,787	$3,206	$131,787

Income Taxes Paid	$-	$-	$-
Interest Paid	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and
Financing Transactions
Shares issued for debt	$100,000	$-	$100,000
Shares issued for acquisition of Aquos Media Limited	$806,919	$-	$806,919
Shares issued for acquisition of Beijing Tuo Jiang
Culture Development Ltd.	$50,000	$-	$50,000
Shares issued for intellectual property	$-	$-	$1,947,637

- See Accompanying Notes -

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
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

On December 14, 2007, the Company entered into a binding, definitive joint cooperation agreement with Beijing Lushi (SDTV) Pilot Media Co., Ltd. (“Pilot Media”) to establish an online television network platform in the People’s Republic of China (“PRC”). Under the joint cooperation, Pilot Media is responsible for providing the television network platform, assembling the necessary licenses and permits and operational management of the joint cooperation and the Company is responsible for financing, business development and intellectual property.

On January 15, 2008 and as amended on March 5, 2008, the Company entered into a binding, definitive share purchase agreement with Niu Zhengping and Wu Jiping, individually for the acquisition of their company, Beijing Tuo Jiang Culture Development Ltd. Under the agreement, the Company must utilize a Chinese subsidiary to operate in the PRC. Consideration for the acquisition is 1,000,000 shares of the Company’s common stock and $610,000. The shares defined under this agreement were issued on January 22, 2008. On March 12, 2008, the Company paid $50,000 in partial payment.

On January 29, 2008, the Company issued 16,138,370 shares at $0.05 per share in a share purchase agreement with iOcean Media Limited (“iOcean”) and Aquos Media Limited (“Aquos”), under which 100% of the outstanding shares of Aquos were acquired for the purpose of conducting television over the Internet in the PRC. Prior to the acquisition, iOcean, on behalf of its wholly owned subsidiary, Aquos, entered into a letter of intent with Shangdong TV in August, 2007 for the contract rights to create a joint cooperation for a national online television (“IPTV”) platform in the PRC. With its acquisition of Aquos from iOcean, the Company assumed those rights to partially satisfy the obligation under the Company’s definitive Joint Cooperation Agreement with Shangdong's subsidiary, Pilot Media, entered into on December 14, 2007.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at February 29, 2008, the Company has a working capital deficiency of $892,260 an accumulated deficit of $4,683,903 and has incurred an accumulated operating cash flow deficit of $1,215,477 since incorporation. The Company intends to continue funding operations through sales, debt, and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next fiscal year.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

1.	Organization and Going Concern - Continued

Going Concern and Liquidity Considerations - Continued

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

Basis of Consolidation

On January 4, 2006 the Company incorporated a wholly owned subsidiary in the Czech Republic named ITonis CZ s.r.o. (“ITonis CZ”) for the purposes of operating the Company’s development offices. On January 29, 2008, the Company acquired 100% of the outstanding shares of Aquos Media Limited for the purpose of conducting television over the Internet in the PRC. The primary asset is the contact rights that allow the Company to partially satisfy the obligation under the Company’s definitive Joint Cooperation Agreement with Pilot Media, These consolidated financial statements include the accounts of these companies since their respective incorporation and acquisition dates. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared as at February 28, 2008 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended February 28, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

These interim consolidated financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim consolidated financial statements should be read in conjunction with the audited interim financial statements of the Company as at November 30, 2007.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

2.	Significant Accounting Policies - Continued

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
February 29, 2008
US Funds
(Unaudited)

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

3.	a) Contract Rights Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	February 29,	November 30,
	Cost	Amortization	2008	2007
Contract Rights	$806,919	$-	$806,919	$-

b)	Equipment

Details are as follows:

			Net Book	Net Book
			Value	Value
		Accumulated	February 29,	November 30,
	Cost	Depreciation	2008	2007
Office equipment and furniture	$21,500	$(3,227)	$18,273	$19,929

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

4.	Software Costs

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

a)

By agreement dated September 1, 2007, and amendment dated January 2, 2008, the Company entered into an amended three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay the director an annual salary of $300,000 and to issue to him an aggregate of 25,000,000 shares of our common stock in a combination of option grants and share grants. The option and share grants are to be issued pursuant to separate stock and option grant agreements that have not been executed as of February 29, 2008.

b)

By agreement dated September 1, 2007, and amendment dated January 2, 2008, the Company entered into an amended three-year Employment Agreement with a director of the Company. In consideration the Company has agreed pay the director an annual salary of $200,000 and to issue to him an aggregate of 10,000,000 shares of our common stock in a combination of option grants and shares. The option and share grants are to be issued pursuant to separate stock and option grant agreements that have not been executed as of February 29, 2008.

c)

On December 14, 2007, the Company entered into a binding, definitive joint cooperation agreement with Beijing Lushi (SDTV) Pilot Media Co., Ltd. (“Pilot Media”) to establish an online television network platform in China. Under the joint cooperation, Pilot Media is responsible for providing the television network platform, assembling the necessary licenses and permits and operational management of the joint cooperation and the Company is responsible for financing, business development and intellectual property. The Company is required to raise $15,000,000 by June 1, 2008, for the implementation of the internet television platform. The Company has operational control of the joint cooperation.  In the current period, the Company advanced $150,000 to the joint venture.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

5.	Commitments - Continued

d)

On January 15, 2008 and as amended on March 5, 2008, the Company entered into a binding, definitive share purchase agreement with Niu Zhengping and Wu Jiping, individually for the acquisition of their company, Beijing Tuo Jiang Culture Development Ltd. (“Beijing”). Under the agreement, the Company must utilize a Chinese subsidiary to operate in the PRC. Consideration for the acquisition is 1,000,000 shares of the Company’s common stock and $610,000. The shares defined under this agreement were issued on January 22, 2008 at $0.05 per share. On January 25, 2008, Beijing advanced $150,000 on behalf of the Company to the Pilot Media joint venture (Note 5c).  The cash portion will be paid according to the following schedule:

Amount

March 15, 2008	$80,000
April 1, 2008	180,000
May 1, 2008	50,000
June 1, 2008	50,000
July 1, 2008	50,000
August 1, 2008	50,000
September 1, 2008	50,000
October 1, 2008	50,000
November 1, 2008	50,000

$610,000

6.	Segmented Information

Details on a geographic basis as at February 29, 2008 are as follows:

	Czech
	Republic	U.S.A.	Total
Assets	$-	$959,875	$959,875
Revenue	$-	$-	$-
Loss for the period	$-	$(416,821)	$(416,821)

Details on a geographic basis as at November 30, 2007 are as follows:

	Czech
	Republic	U.S.A.	Total
Assets	$-	$24,889	$24,889
Revenue	$206,828	$-	$206,828
Loss for the year	$(813,212)	$(585,114)	$(1,398,326)

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

7.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

	a)	During the year ended November 30, 2005, the Company issued 250,000 founder shares to a former director of the Company for cash proceeds of $500.

b)

On January 29, 2008, the Company issued 16,138,370 shares to iOcean in exchange for 100% of the shares outstanding of a company with a director in common, Aquos Media Limited, priced at fair market value, $0.05 per share.

	c)	The amount due to related parties comprises

		i)	$120,000 of non-interest bearing, due on demand accrued fees owing to a separate company that holds a significant interest in the Company.

		ii)	$45,756 (860,800 CZK) loan from a former director and officer of the Company. The loan is evidenced by a promissory note, is unsecured and non-interest bearing and payable on demand.

		iii)	$48,789 (808,058 CZK) of accrued salaries owed to former directors or officers of the Company.

	d)	During the period ended February 29, 2008, $Nil (February 29, 2007 - $11,263) was paid to two directors in salary.

	e)	During the period ended February 29, 2008, $120,167 (February 29, 2007 - $Nil) was paid to two directors for consulting fees.

These transactions were incurred in the normal course of operations and were measured at the exchange amount of consideration established and agreed to by the related parties.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

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

f)

On February 1, 2007, the Company entered into a consulting agreement with Westport Strategic Partners Inc. to provide investor and public relations services for a total consideration of $100,000 plus the issuance of 600,000 common shares at $0.083 per share. (Note 8o).

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

l)

On January 29, 2008, the Company issued 16,138,370 shares to iOcean Media Limited in exchange for 100% of the shares outstanding of a company with a director in common, Aquos Media Limited. The shares are priced at fair market value, $0.05 per share.

	m)	On January 31, 2008, the Company issued 2,500,000 shares at a price of $0.05 per share for total cash proceeds of $125,000 in a private placement subscription with Karada Ltd.

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

8.	Capital Stock - Continued

	n)	On January 31, 2008, the Company issued to Karada Ltd. 4,000,000 common shares at $0.05 per share as full consideration for investor services rendered.

	o)	On February 5, 2008, the Company issued 1,000,000 shares to Westport Strategic Partners Inc. in satisfaction of a $100,000 liability due on November 30, 2007 (Note 8f).

	p)	On February 11, 2008, the Company issued shares to a private investor for the purchase of 12,500,000 shares at $0.02 per share for total cash proceeds of $250,000.

	q)	On February 14, 2008, the Company issued shares to a private investor for the purchase of 880,000 shares at $0.25 per share for total cash proceeds of $220,000.

	r)	Share Purchase Options

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

8.	Capital Stock - Continued

	r)	Share Purchase Options - Continued

The following is a summary of option activities during the periods ended February 29, 2008 and November 30, 2007:

		Weighted
		average
	Number of	exercise
	options	price

Outstanding and exercisable at December 1, 2006	1,500,000	$0.267

Granted	1,500,000	0.267
Exercised	-	-
Expired / Cancelled	-	-

Outstanding and exercisable at November 30, 2007	3,000,000	$0.267

Outstanding and exercisable at December 1, 2007	3,000,000	$0.267

Granted	-	-
Exercised	-	-
Expired / Cancelled	3,000,000	0.267

Outstanding and exercisable at February 29, 2008	-	$-

The options granted during the periods ended February 29, 2008 and November 30, 2007 were valued using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Expected dividend yield	-	0.00%
Expected stock price volatility	-	83%
Risk-free interest rate	-	4.82%
Expected life of options	-	1.92 years

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

ITonis Inc.
(Formerly Kenshou Inc.)
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
February 29, 2008
US Funds
(Unaudited)

8.	Capital Stock - Continued

	s)	Share Purchase Warrants

The following is a summary of warrant activities during the periods ended February 29, 2008 and November 30, 2007:

		Weighted
		average
	Number of	exercise
	warrants	price

Outstanding and exercisable at December 1, 2006	-	$-

Granted	1,000,000	0.25
Exercised	-	-
Expired / Cancelled	-	-

Outstanding and exercisable at November 30, 2007	1,000,000	$0.25

Outstanding and exercisable at December 1, 2007	1,000,000	$0.25

Granted	-	-
Exercised	-	-
Expired / Cancelled	-	-

Outstanding and exercisable at February 29, 2008	1,000,000	$0.25

9.	Subsequent Events

	a)	On March 12, 2008, the Company paid $50,000 in partial payment for the acquisition of Beijing Tuo Jiang Culture Development Ltd. (Note 5d).

	b)	On March 24, 2008, the Company issued shares to a private investor for the purchase of 12,500,000 shares at $0.02 per share for total cash proceeds of $250,000.

	c)	On March 26, 2008, the Company issued 50,000 shares to Pacific Wave Partners Limited for finder’s fees.

Item 2.               Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended February 29, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended February 29, 2008 included in this Quarterly Report.

Overview of our Business

Since August 2007, we had been in negotiations with the second largest television broadcaster, Shandong Television (“SDTV”), in the People’s Republic of China to develop a national IPTV platform for China. On December 14, 2007, we entered into a joint cooperation agreement with Pilot Media to establish an online IPTV platform in China, as described below.

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

In order to comply with Chinese laws in connection with the joint cooperation agreement, we have entered into the Beijing Share Purchase Agreement to acquire a Chinese subsidiary (“BJTCD”) to operate in China. We expect to complete this acquisition on or about June 1, 2008. In addition, our wholly owned subsidiary, Aquos, is involved in the establishment of the IPTV Platform in China. BTJCD will be 100% owned by a Hong Kong company to be established by us, which in turn will be 100% owned by Aquos, which is 100% owned by us. These companies, and their places of organization, are necessary for us to effectively transfer our earnings from the Chinese business to our bank accounts in the United States.

China is widely regarded as the world’s fastest growing IPTV market and offers a unique business growth opportunity for us. Development of relevant technology solutions and build-out of the IPTV Platform in conjunction with SDTV now forms a major component of our business strategy.

SDTV is currently in the process of obtaining all necessary governmental approvals for a national roll-out during 2008 of the China IPTV Pplatform in conjunction with us. The business venture will be an internet-based television portal that we expect will eventually deliver over 150 foreign and domestic channels to all of China. Licensed by the State Administration for Film and Television, broadcasting is scheduled to commence in June 2008.

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

Our Plan of Operations

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

Our ability to implement our plan of operations under the Joint Cooperation Agreement and participate in the ChinaTV-Net business is subject to our being able to meet our funding obligations under the Joint Cooperation Agreement. Our business plan for the China TV-Net business is detailed in our Annual Report on Form 10-KSB for the year ended November 30, 2007, as filed with the SEC. Investors should view the risk factors associated with the implementation of this business plan as set forth in our Annual Report on Form 10-KSB. While we are presently working towards securing this funding, this is no assurance that we will be able to meet this funding requirement. Accordingly, there is no assurance that we will be able to execute in on the business plan for ChinaTV-Net described below.

Under the Joint Cooperation Agreement, we are required, among other things, to raise funding in the amount of $15,000,000 by June 1, 2008. Based on this requirement and our other financing needs for the joint venture, our planned expenditures over the next twelve months are approximately $25,000,000. We anticipate that we will require financing in the amount of approximately $25,000,000 in order to carry out our plan of operations for the next twelve months. We anticipate that we currently do not have sufficient funds to enable us to undertake our plan of operations past the next two months. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months.

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

Results of Operations

	For the Three	For the Three	From
	Months Ended	Months Ended	Incorporation July
	February 29,	February 28,	5, 2005 to
	2008	2007	February 29, 2008
Sales	$-	$160,024	$231,179
Cost of Sales	-	116,518	182,856
	-	43,506	48,323
General and Administrative
Expenses
Finder’s fees	200,000	-	200,000
Consulting	105,847	29,507	426,726
Auditing and accounting	51,400	27,236	344,449
Office	50,206	5,740	257,703
Legal	7,361	2,858	130,670
Filing fees	1,758	541	28,887
Depreciation	1,656	8,654	54,627
Software development costs	-	74,101	726,731
Salaries and wages	-	58,024	302,447
Rent	-	7,802	74,638
Investor relations	-	5,820	24,915
Intellectual property	-	-	1,947,637
Marketing and distribution	-	-	120,000
Stock-based compensation	-	8,528	32,950
Bad debts	-		9,789
Foreign exchange loss	(1,407)	(202)	7,749
	416,821	228,609	4,689,918
Loss from Operations	(416,821)	(185,103)	(4,641,595)

Write down of assets	-	-	(76,234)
Other income	-	-	33,926
Loss for the Year	$(416,821)	$(185,103)	$(4,683,903)

Loss per Share – Basic and
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	83,562,287	69,626,034

Comprehensive Loss
Loss for the year	$(416,821)	$(185,103)	$(4,683,903)
Foreign currency translation
adjustment	(50,881)	1,634	(156,330)
Total Comprehensive Loss for
the Year	$(467,702)	$(183,469)	$(4,840,233)

Comprehensive Loss per Share	$(0.01)	$(0.00)

Revenue

We did not generate any revenues during first quarter of fiscal 2008 as we no longer earned any revenues associated with our ITonis Video Solution. We have abandoned our business plan to exploit this technology in favor of our plan to pursue the development of the Chinese IPTV Platform, pursuant to the Joint Cooperation Agreement. For more information, see “Description of Business – Recent Developments”.

We anticipate that we will not earn any significant revenues until such time as we have achieved commercial deployment of our IPTV Platform. We are presently not earning any revenues from our business activities.

Marketing and Distribution

The Company did not incur any significant marketing and distribution expenses during first quarter of fiscal 2008, although such expenses are expected to increase substantially as the IPTV network is rolled out in 2008.

Audit and Accounting

Our accounting and auditing expenses include professional fees for accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements.

We will continue to incur auditing and accounting expenses on an ongoing basis in connection with our continuous disclosure obligations as a reporting company under the United States Securities Exchange Act of 1934. Our auditing and accounting expenses increased in the first quarter of fiscal 2008 and are anticipated to remain higher than fiscal 2007 for the balance of fiscal 2008.

Salaries and Wages

Currently, our only employees are our three executive officers. If we are able to financing and proceed under the Joint Cooperation Agreement, we expect to employ approximately 100 people in the China business during the first several months of operation of the IPTV Platform and would accordingly expect these expenses to increase significantly.

Legal

Our legal expenses include professional fees that we pay to our legal counsel.

We will continue to incur legal expenses on an ongoing basis in connection with our continuous disclosure obligations as a reporting company under the United States Securities Exchange Act of 1934. We anticipate our legal expenses will increase throughout fiscal 2008 in comparison to 2007 as we implement our business strategy.

Consulting

Consulting fees represent amounts that we pay to consultants that are engaged by us and expect these expenses to increase in the future.

We incurred consulting fees during first quarter of fiscal 2008 as our business activities increased in connection with our efforts to negotiate the Joint Cooperation Agreement and to implement the Chinese IPTV Platform business plan.

Depreciation

Depreciation expenses represents depreciation of our computer hardware and equipment.

Liquidity and Capital Resources

Cash and Working Capital

As at February 29, 2008, we had cash of $131,787 and a working capital deficit of $892,260, compared to cash of $4,306 and a working capital deficit of $1,101,214 as at November 30, 2007. We have financed our operations primarily from the sale of our common stock. However, there can be no assurance that we will be able to raise funds from the sale of our common stock, or in any other manner, in the future.

Related Party Loan

During the first quarter of fiscal 2007, Nicolas Lavaud, our former director and chief executive officer, granted us a loan which was outstanding in the amount of $45,756 as of February 29, 2008. The loan is evidenced by a promissory note, is unsecured and does not bear any interest. The promissory note is payable on demand.

Plan of Operations

Our plan of operations is to complete our obligations under our joint cooperation agreement with Pilot Media and to establish the ChinaTV-Net business with Pilot Media under this arrangement, as described above under “Plan of Operations”.

Under the Joint Cooperation Agreement, we are required, among other things, to raise funding in the amount of $15,000,000 by June 1, 2008. Based on this requirement and our other financing needs for the joint venture, our planned expenditures over the next twelve months are approximately $25,000,000. We anticipate that we will require financing in the amount of approximately $25,000,000 in order to carry out our plan of operations for the next twelve months. We anticipate that we currently do not have sufficient funds to enable us to undertake our plan of operations past the next two months. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months.

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

Cash Used In Operating Activities

We used cash of $196,638 in operating activities during first quarter of fiscal 2008 compared to cash used of $61,447 in operating activities during first quarter of fiscal 2007 and reflected our increased expenses associated with negotiating the Joint Cooperation Agreement and establishing the IPTV Platform.

Cash From/Used in Investing Activities

We used cash of $nil in investing activities during first quarter of fiscal 2008 which consisted of upgrades and enhancements to technology and purchases of equipment. We used cash in investing activities in the amount of $51,734 during first quarter of fiscal 2007.

Cash from Financing Activities

We generated cash of $375,000 from financing activities during first quarter of fiscal 2008 compared to cash of $112,947 generated from financing activities during first quarter of fiscal 2007. Cash generated from financing activities during first quarter of fiscal 2008 and 2007 was attributable to shares issued for cash.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors stated in their report on our annual financial statements for the year ended November 30, 2007, as included in our Annual Report on Form 10-KSB, that they have substantial doubt we will be able to continue as a going concern.

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

Item 3.               Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Thomas Neal Roberts. Based upon that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During the fiscal quarter ended February 29, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended February 29, 2008.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following securities without registration under the Securities Act of 1933 since the beginning of our first quarter ended February 29, 2008 through to March 31, 2008:

	Date of Issuance	Nature of Transaction	Securities Issued	Number of Investors	Exemption Relied Upon
1.	January 2, 2008	Private placement at $0.05 per share	6,500,000	1	Rule 903 of Regulation S; sale completed in an “offshore transaction” with no “direct selling efforts” in the United States.
2.	January 15, 2008	Issued to Niu Zhiping pursuant to Share Purchase Agreement	1,000,000	1	Rule 903 of Regulation S; sale completed in an “offshore transaction” with no “direct selling efforts” in the United States.
3.	January 29, 2008	Issued to iOcean Media Limited pursuant to Share Purchase Agreement (Previously disclosed on Form 8-K filed on February 12, 2008)	16,138,370	1	Rule 903 of Regulation S; sale completed in an “offshore transaction” with no “direct selling efforts” in the United States.
4.	February 5, 2008	Issued pursuant to consultant agreement for $70,015 services	1,000,000	1	Section 4(2) of the Act; sale completed to “accredited investor” without any general solicitation or advertising.
5.	February 7, 2008	Private placement for proceeds of $150,000	880,000	1	Rule 903 of Regulation S; sale completed in an “offshore transaction” with no “direct selling efforts” in the United States.
6.	February 7, 2008	Private placement	12,500,000	1	Rule 506 of Regulation D; sale

	Date of Issuance	Nature of Transaction	Securities Issued	Number of Investors	Exemption Relied Upon
		for proceeds of $250,000			completed to “accredited investor” without any general solicitation or advertising.
7.	March 21, 2008	Private placement for proceeds of $250,000	12,500,000	1	Rule 506 of Regulation D; sale completed to “accredited investor” without any general solicitation or advertising.
8.	March 21, 2008	Private placement for proceeds of $62,500	1,250,000	1	Rule 903 of Regulation S; sale completed in an “offshore transaction” with no “direct selling efforts” in the United States.
9.	March 26, 2008	Issued pursuant to services agreement.	50,000	1	Section 4(2) of the Act; sale completed to “accredited investor” without any general solicitation or advertising.

All shares issued are restricted securities. All certificates will be endorsed with a restrictive legend confirming share cannot be sold without registration or an available exemption.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter ended February 29, 2008.

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (1)
3.3	By-Laws (1)
3.4	Certificate of Change pursuant to NRS 78.209 effective March 19, 2007 (6)
10.1	Asset Purchase Agreement dated October 1, 2005 between ITonis Inc. and Onyx Trading Inc. (1)
10.2	Employment Agreement between ITonis Inc. and Antonin Kral dated January 1, 2006 (1)
10.3	Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (1)
10.4	Asset Purchase Agreement between ITonis Inc. and Nordic IPTV Company ApS (formerly “Makeitwork ApS”) dated January 31, 2006 (1)
10.5	Reseller Agreement dated February 7, 2006 between ITonis Inc. and Makeitwork ApS (1)
10.6	Lease Agreement dated December 23, 2005 between Achat Real a.s. and ITonis CZ s.r.o. (1)
10.7	2006 Stock Option Plan (2)
10.8	Amendment dated February 15, 2006 to Employment Agreement between ITonis Inc. and Nicolas Lavaud dated February 1, 2006 (3)
10.9	Amendment dated August 9, 2006 to Reseller Agreement dated February 7, 2006 between ITonis Inc. and Nordic IPTV Company ApS (formerly, Makeitwork ApS") (3)
10.10	Promissory Note issued by ITonis Inc. to Nicolas Lavaud in the amount of CZ 400,000Kc dated July 3, 2006 (3)
10.11	Subscription Agreement between ITonis Inc. and Spectrum Managers Ltd. dated December 12, 2006 (4)
10.12	Memorandum of Understanding between the Company and iOcean Media Limited dated April 16, 2007 (7)
10.13	Employment Agreement between the Company and Thomas Neal Roberts dated September 1, 2007 (9)

Exhibit Number	Description of Exhibit
10.14	Employment Agreement between the Company and Lawrence Haber dated September 1, 2007 (9)
10.15	Share Purchase Agreement between the Company, iOcean Media Limited and Aquos Media Limited dated September 8, 2007 (10)
10.16	Employment Agreement between ITonis Inc. and Thomas Neal Roberts dated September 1, 2007 (10)
10.17	Employment Agreement between ITonis Inc. and Lawrence Haber dated September 1, 2007 (10)
10.18	Share Purchase Agreement dated September 8, 2007 between ITonis Inc., iOcean Media Limited and Aquos Media Limited (11)
10.19	Voting Trust Agreement between ITonis Inc. and iOcean Media Limited dated October 23, 2007. (11)
10.20	Option Agreement between ITonis Inc. and iOcean Media Limited dated October 23, 2007. (11)
10.21	flow TV Joint Cooperation Contract between the Company and Beijing Lushi (SDTV) Pilot Media Co., Ltd. Dated December 14, 2008 (12)
10.22	Agreement For Purchase And Sale Of Ownership Interests between the Company and Niu Zhengping and Wu Jiping, individually dated January 15, 2008 (12)
10.23	Amended and Restated Share Purchase Agreement between the Company, iOcean Media Limited and Aquos Media Limited dated January 21, 2008 (12)
10.24	Employment Agreement between the Company and Thomas Neal Roberts dated January 2, 2008 (12)
10.25	Employment Agreement between the Company and Lawrence Haber dated January 2, 2008 (12)
10.26	First Amendment to Agreement for Purchase and Sale of Ownership Interests between the Company and Niu Zhengping and Wu Jiping, individually, dated March 5, 2008 (13)
14.1	Code of Ethics (8)
16.1	Letter of Moores Rowland dated February 15, 2007 (5)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(a) of the Exchange Act (14)

Exhibit Number	Description of Exhibit
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

(1)	Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on May 12, 2006.
(2)	Filed as an exhibit to Amendment No. 1 to the registration statement on Form SB-2 filed with the SEC on June 27, 2006.
(3)	Filed as an exhibit to Amendment No. 2 to the registration statement on Form SB-2 filed with the SEC on August 11, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 15, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 20, 2007.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 24, 2007.
(8)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on April 27, 2007.
(9)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 11, 2007.
(10)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 13, 2007.
(11)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 29, 2007.
(12)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 12, 2008.
(13)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on March 27, 2008.
(14)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITONIS INC.

By:    /s/ Thomas N. Roberts
           ________________________________
          Thomas N. Roberts
           Chief Executive Officer and Chief Financial Officer

           Date: April 21, 2008